Form 10-K
period 2022-04-30
Heart Test Laboratories, Inc.
filed 2022-07-29
CIK 1468492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-41422

HEART TEST LABORATORIES, INC.

(Exact name of Registrant as specified in its Charter)

TEXAS	26-1344466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
550 Reserve Street, Suite 360 Southlake, Texas	76092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (682)-237-7781

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock Warrants	HSCS HSCSW	The Nasdaq Stock Market LLC The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant did not have a public float because the registrant’s common stock was not publicly traded. Accordingly, there was no market value for the registrant’s common stock on such date.

As of July 28, 2022 there were 8,236,291 shares of the registrant's common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - NONE

HEART TEST LABORATORIES, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Some of the statements made under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “aims,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “intends,” or “continue,” or the negative of these terms or other comparable terminology.

These forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, statements that contain projections of results of operations or of financial condition, expected capital needs and expenses, statements relating to the research, development, completion and use of our device, and all statements (other than statements of historical facts) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future.

Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. We have based these forward-looking statements on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.

Important factors that could cause actual results, developments and business decisions to differ materially from those anticipated in these forward-looking statements include, among other things:

•
our expectation regarding the sufficiency of our existing cash and cash equivalents to fund our current operations;
•
our ability to receive regulatory clearance for the MyoVista wavECG, or the MyoVista, from the U.S. Food and Drug Administration, or FDA, state regulators, if any, or other similar foreign regulatory agencies, including approval to conduct clinical trials, the timing and scope of those trials and the prospects for regulatory approval or clearance of, or other regulatory action with respect to the MyoVista;
•
our ability to advance the development of the MyoVista, our full function conventional 12-lead electrocardiograph, or ECG, device that incorporates an additional proprietary artificial intelligence-based algorithm that has been designed with the expectation of detecting cardiac dysfunction caused by heart disease or age-related cardiac dysfunction, and future potential products;
•
our ability to launch sales of the MyoVista into the U.S. and any future potential products;
•
our assessment of the potential of the MyoVista and future potential products to diagnose certain indications;
•
our planned level of capital expenditures and liquidity;
•
our plans to continue to invest in research and development to develop technology for new products;
•
the regulatory environment and changes in the health policies and regimes in the countries in which we intend to operate, including the impact of any changes in regulation and legislation that could affect the medical device industry;
•
our ability to meet our expectations regarding the commercial supply of the MyoVista and any future products;
•
our ability to retain key executives;
•
our ability to internally develop new inventions and intellectual property;
•
the overall global economic environment;
•

i

•
the impact of COVID-19 and resulting government actions on us;
•
the impact of competition and new technologies;
•
general market, political and economic conditions in the countries in which we operate;
•
our ability to internally develop new devices and intellectual property;
•
our expectations regarding the use of proceeds from the initial public offering (the "IPO") of units (the "Units"), with each Unit consisting of (a) one share of our common stock, par value $0.001 per share ("Common Stock"), and (b) a warrant (the "IPO Warrants") to purchase one share of our Common Stock, and additional IPO Warrants through the exercise, in part, of the underwriter's over-allotment option, in the IPO in June 2022;
•
changes in our strategy; and
•
litigation.

These statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors". You should not rely upon forward-looking statements as predictions of future events.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we are under no duty to update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report on Form 10-K.

The Company will continue to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Forward-looking statements speak only as of the dates specified in such filings. Except as expressly required under federal securities laws and the rules and regulations of the SEC, we do not undertake any obligation to update any forward-looking statements to reflect events or circumstances arising after any such date, whether as a result of new information or future events or otherwise. You should not place undue reliance on the forward-looking statements included in this report or that may be made elsewhere from time to time by us, or on our behalf. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

NOTE REGARDING COMPANY REFERENCES

Throughout this Annual Report on Form 10-K, “HeartSciences,” the “Company,” “we,” “us” and “our” refer to Heart Test Laboratories, Inc. References to "Fiscal 2023" refer to the 12-months ending April 30, 2023, references to "Fiscal 2022" refer to the 12-months ended April 30, 2022, and references to "Fiscal 2021" refer to the 12-months ended April 30, 2021.

Unless defined elsewhere, capitalized terms used in this Annual Report on Form 10-K are defined in the "Glossary of Terms" appearing directly before Part III.

ii

iii

PART I

Item 1. Business.

Company Overview

We are a medical technology company focused on applying innovative AI-based technology to an electrocardiograph device ("ECG" or also known as an "EKG") to expand and improve an ECG’s clinical usefulness. Our objective is to make an ECG a far more valuable cardiac screening tool, particularly in frontline or point-of-care clinical settings. HeartSciences’ first product candidate for FDA clearance, the MyoVista wavECG, or the MyoVista, is a resting 12-lead ECG that is also designed to provide diagnostic information related to cardiac dysfunction which has traditionally only been available through the use of cardiac imaging. The MyoVista also provides conventional ECG information in the same test. Our business model, which involves the use of the MyoVista device and consumables for each test, is expected to be “razor-razorblade” as the electrodes used with the MyoVista are proprietary to HeartSciences, and new electrodes are required for every test performed. As of July 28, 2022, we had 12 full-time employees.

Our device is not cleared for marketing by the FDA and our future success is dependent upon receiving FDA De Novo clearance for the MyoVista. Additional funding may be required as part of achieving FDA clearance and thereafter would be required to support the sales launch of the MyoVista into the U.S., provide working capital and support further R&D. See “—Previous FDA De Novo Submission” and “—Proposed FDA De Novo Resubmission”.

We believe that there is currently no low-cost, front-line, medical device that is effective at screening for heart disease. As a result, we believe that frontline physicians face a significant challenge in determining if a patient has heart disease. Although many think of the ECG as the frontline heart disease test, in 2012, the United States Preventive Services Task Force, or USPSTF, conducted an evaluation of conventional ECG testing and stated: “There is no good evidence that an ECG helps physicians predict heart risks in people with no symptoms any better than traditional considerations such as current or former smoking, blood pressure and cholesterol levels.”

ECG devices record the electrical signals of a patient’s heart. The ECG is a ubiquitous, relatively low-cost, simple and quick test; it is portable and can be performed in a wide range of clinical settings by a non-specialist clinician or clinical aide. There are three basic categories of heart disease: electrical (such as an arrhythmia), structural (such as valvular disease) and ischemic (such as coronary artery disease, or CAD). Conventional resting ECGs have limited sensitivity in detecting structural and ischemic disease and are typically used for diagnosing cardiac rhythm abnormalities, such as atrial fibrillation, also known as Afib, or acute coronary syndrome, such as a myocardial infarction, which is also known as a heart attack. However, traditional ECGs have a limited role in identifying cardiac dysfunction associated with structural and ischemic disease.

HeartSciences has designed the MyoVista to help address these limitations and extend the clinical capability of an ECG in detecting cardiac dysfunction. We apply AI-machine learning to the signal processed electrical signal of the heart. Our first algorithm, which is not yet FDA cleared, is designed to detect cardiac dysfunction caused by heart disease and/or age-related cardiac dysfunction.

The editorial comment associated with the study titled “Prediction of Abnormal Myocardial Relaxation from Signal Processed Surface ECG” presented below discusses recent applications of machine learning to data derived from surface 12-lead ECGs in relation to cardiac dysfunction:

“These are some of the most significant advances in electrocardiography since its inception, which has historically had a limited, if any, role in the evaluation of cardiac dysfunction. In the past, our cardiovascular community was resigned to the fact that surface ECGs are poor indicators for cardiac dysfunction.”

Khurram Nasir, MD, MPH, MSC, Department of Cardiology, Houston Methodist DeBakey Heart & Vascular Center, Houston, Texas, et. al., Journal of American College of Cardiology Editorial Comment Volume 76 Number 8 2020.

Almost all forms of heart disease, including CAD and structural disease, affect heart muscle, or cardiac, function prior to symptoms. Impaired cardiac function is first observed as impaired cardiac relaxation which is an early indicator of diastolic dysfunction and usually continues to increase in severity as heart disease progresses. The diastolic phase of the cardiac cycle occurs when the heart muscle relaxes (following contraction). Diastolic dysfunction may also be related to age-related cardiac dysfunction.

If we receive FDA clearance for the MyoVista, our main target markets would be frontline healthcare environments in the U.S., such as primary care, to assist physician decision making in the cardiology referral process. Currently, cardiology referral decisions are often based on a patient’s risk factors and/or a conventional ECG test. Accordingly, many patients with heart disease are left undetected while no treatment or intervention is required for most patients referred for cardiac imaging. We believe that adding the capability to detect cardiac dysfunction to a standard 12-lead resting ECG could help improve cardiac referral pathways and be valuable for patients, physicians, health systems and third-party payors.

New Class II devices, such as the MyoVista, require FDA De Novo premarket review. The MyoVista along with its proprietary software and hardware is classified as a Class II medical device by the FDA. Premarket review and clearance by the FDA for these devices is generally accomplished through the 510(k) premarket notification process or De Novo classification request, or petition process. We previously submitted an FDA De Novo classification request in December 2019. Based on feedback and communications with the FDA during 2020, we have been making modifications to our device and are partially through a new, pivotal clinical validation study and the device testing and development necessary for a revised FDA De Novo submission, which we expect to take place later in the fiscal year ending April 30, 2023. For additional information regarding the FDA regulatory process, see “Business—FDA and Other Government Regulation”.

We are using the funding from the IPO to continue our work towards FDA resubmission and clearance. Although our current aim is to achieve FDA clearance, which would allow us to market the MyoVista in the U.S., with the net proceeds of the IPO, there is no assurance that this will be the case. Additional funding will be required to support the sales launch of the MyoVista into the U.S., provide working capital and support further R&D. Our independent registered public accounting firm has issued an opinion on our audited financial statements included in this Annual Report on Form 10-K that contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern because we have experienced recurring losses, negative cash flows from operations, and have a working capital deficiency. These events and conditions indicate that a material uncertainty exists that may cast significant doubt on our ability to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

Recent Developments

Initial Public Offering

On June 17, 2022, we completed the IPO. The IPO consisted of the sale of 1,500,000 Units, with each Unit consisting of one share of Common Stock, and one IPO Warrant to purchase one share of Common Stock at a combined public offering price of $4.25 per Unit. The Common Stock and the IPO Warrants were immediately separable following the IPO. The IPO Warrants are exercisable at any time up to expiration, which is five years from the date of issuance. We received approximately $5.2 million in net proceeds from the IPO after deducting the underwriting discount and commission and other estimated offering expenses payable by the Company of approximately $1.2 million.

We received approximately $5.2 million in net proceeds from the IPO after deducting the underwriting discount and commission and other IPO expenses payable by the Company of approximately $1.2 million. As of July 27, 2022, we have used approximately $800,000 of the net proceeds from the IPO for costs directly related to achieving FDA clearance for the MyoVista device, to pay accrued and unpaid interest under the $1M Loan and Security Agreement, and for working capital and general corporate purposes including personnel costs, capital expenditures and the costs of operating as a public company. We intend to use the remaining $4.4 million of the net proceeds from the IPO for costs directly related to achieving FDA clearance and for working capital and general corporate purposes.

Changing circumstances may cause us to consume capital significantly faster than we currently anticipate. The amounts and timing of our actual expenditures will depend upon numerous factors, including the progress of our global marketing and sales efforts, our development efforts and the overall economic environment. Therefore, our management will retain broad discretion over the use of the remaining proceeds from the IPO. We ultimately may use the remaining proceeds for different purposes than what we currently intend. Pending any ultimate use of any portion of the proceeds from the IPO, if the anticipated proceeds will not be sufficient to fund all the proposed purposes, our management will determine the order of priority for using the remaining proceeds, as well as the amount and sources of other funds needed.

Pending our use of the net proceeds from the IPO, we may invest the net proceeds in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments and U.S. government securities.

Heart Disease Facts and Current ECG Testing Limitations

Heart disease refers to a variety of conditions that affect the heart—including heart rhythm problems, heart valve problems, genetic defects and blood-vessel diseases such as coronary artery disease. It is often referred to as the “silent killer” and, according to the American Heart Association, one in three patients are not properly diagnosed until after a heart attack occurs and 50% of men and 64% of women who died suddenly of coronary heart disease had no previous symptoms. Statistics published by the U.S. Centers for Disease Control and Prevention, or the CDC, show that in the United States heart disease is the leading cause of death for men, women, and people of most racial and ethnic groups. According to the CDC, one person dies from cardiovascular disease every 36 seconds and heart disease accounts for approximately one in four deaths. In 2018, 30.3 million U.S. adults were diagnosed with heart disease including 18.2 million adults with CAD. Approximately 605,000 patients in the U.S. have a heart attack each year with approximately 20% of deaths from CAD occurring in adults less than 65 years old. The scale of the problem is similar worldwide. In 2020, the World Health Organization confirmed that heart disease has remained the leading cause of death at the global level for the last 20 years. Ischemic heart disease now represents 16% of global deaths and an estimated 17.9 million people died from cardiovascular diseases in 2019, representing 32% of all global deaths.

As heart disease progresses to more acute stages, the cost to treat patients increases significantly. Cardiovascular disease is the leading cost to the healthcare system and is estimated to be responsible for one in every six healthcare dollars spent in the United States. Heart disease costs in the United States were approximately $363 billion in each of 2016 and 2017, including the cost of health care services, medicines, and lost productivity due to death. Governments, healthcare providers and payors are motivated to shift the diagnosis and management of these conditions to earlier stages where better patient outcomes can be delivered at lower costs.

We believe that there is currently no low-cost, front-line, medical device that is effective at screening for heart disease. As a result, frontline physicians face a significant challenge in determining if a patient has heart disease. The conventional ECG is thought of by many to be the front-line tool in cardiac testing, but it has poor sensitivity in detecting CAD or structural heart disease. According to Appropriate Use of Non-Invasive Testing for Diagnosis of Stable Coronary Artery Disease, an article published in the April 2014 issue of the Journal of European Society of Cardiology, current, conventional, resting 12-lead ECG devices have a 50% or less sensitivity in identifying CAD. In 2012, the USPSTF conducted an evaluation of conventional ECG testing and stated: “There is no good evidence that an ECG helps physicians predict heart risks in people with no symptoms any better than traditional considerations such as current or former smoking, blood pressure and cholesterol levels.” In 2018, the USPSTF reconfirmed (i) its recommendation not to screen with resting or exercise ECG testing for adults at low risk of cardiovascular disease, or CVD, events and (ii) that it had found that there is also insufficient evidence to recommend screening with resting or exercise ECG tests for adults at intermediate or even high risk of CVD.

Despite the limitations of the conventional ECG and healthcare guidance around the world that recommends against its use for heart disease screening, in the absence of a better alternative, the ECG remains a ubiquitous and widely-used test throughout healthcare including non-cardiology settings. It is estimated that 1.5 to 3 million ECGs are performed worldwide every day, making it one of the most commonly used cardiac diagnostic tests and a fundamental tool in clinical practice. It is estimated that more than 100 million ECGs are performed each year in the United States. The 2018 National Ambulatory Medical Care Survey indicated that patient care physicians, excluding anesthesiologists and federal facilities such as VA clinics, ordered or provided 27 million ECG tests and 4 million stress ECGs at office visits, and the 2017 National Hospital Ambulatory Medical Care Survey showed that on ambulatory care visits to hospital emergency departments, an additional 28 million ECG tests were ordered or performed by hospital emergency departments.

Overuse of Expensive Cardiology-Based Diagnostic Testing

We believe that the absence of cost-effective front-line or primary-care-based testing has resulted in the over-use of costly cardiology-based diagnostic tests. Noninvasive cardiac tests are significant contributors to healthcare costs, accounting for greater than 40% of Medicare Part B spending on medical imaging, or over $17 billion annually according to the CMS. There are a variety of effective, though expensive, diagnostic tests for patients used to detect heart disease. These are typically performed in a specialist cardiology or hospital setting and include:

•
Stress ECG testing, a non-invasive diagnostic test with a cost of approximately $200 with, according to the American College of Cardiology, a sensitivity of 68% in the detection of CAD; typically performed in a cardiologist setting and requires the patient to run on a treadmill, which can be difficult for many patients. A study published in March 2018 by the American Heart Association, or AHA, demonstrated that among 553,027 patients that were younger than 65 that underwent stress testing, only 5.1% were hospitalized for a heart attack, required a stent, revascularization procedure or were referred for a coronary angiogram.
•
Echocardiogram, a non-invasive diagnostic imaging test, similar to an ultrasound, that is effective in the detection of heart disease; however, the Medicare cost of an echo in a hospital is approximately $600 and can be as much as $2,000 if performed privately. The echo is frequently ordered by primary care physicians and is the most common cardiac imaging test upon referral. According to the 2018 National Ambulatory Medical Care Survey, office-based patient care physicians, excluding anesthesiologists and federal facilities such as VA clinics, ordered or provided 10 million echos. However, according to a December 2017 study in Clinical Cardiology that examined the appropriateness versus the value of echocardiograms ordered by primary care physicians, only 22% of patients had abnormalities and only 2.5% experienced a change in patient management that corresponded with the initial suspected diagnosis and echocardiographic findings.
•
Cardiac imaging tests, such as nuclear stress tests and coronary CT angiograms, or CCTAs, alternatively can be conducted noninvasively, but typically cost $1,000 or more. There are more than 10 million cardiac imaging tests conducted in the United States each year. According to a study published by the AHA in September 2020 that reviewed previous CT test results of nearly 40,000 patients who underwent coronary CCTAs from January 2007 to December 2013, only 15.3% of patients had obstructive CAD. Despite the high negative outcome rates, costs and patient exposure to radiation, these tests remain commonplace.
•
Coronary angiogram, an invasive test in which dye that is visible by X-ray is injected into the blood vessels of the heart. The X-ray machine rapidly takes a series of images (angiograms), offering a look at the patient’s blood vessels. Coronary angiogram is considered the “gold standard” for diagnosing coronary arterial disease and can cost in excess of $5,000. According to an article in the New England Journal of Medicine, in a large 2010 study which reviewed angiogram results of 400,000 patients, only 38% of patients (without known CAD) actually had obstructive CAD.

We believe that the referral process for cardiology testing is inefficient and costly for health systems due to the absence of a gateway test which detects early heart disease at a high rate, particularly for primary care. Not only are many patients with heart disease missed, but most cardiology testing has a negative test result that requires no further treatment or testing.

Diastolic Dysfunction, an Early Indicator of Heart Disease

The symptoms and causes of cardiac dysfunction have been researched for many years. The causes of cardiac dysfunction during the contraction (systolic) phase, also called reduced left ventricular ejection fraction, have been well understood for many years. However, according to the American Heart Association Statistics Committee report in 2013, approximately 50% of patients with heart failure symptoms have ejection fraction measures that are not markedly abnormal. In addition, multiple articles published by the NIH state that approximately 50% of HF cases are due to severe diastolic dysfunction, also called heart failure with preserved ejection fraction or HFpEF. As a result, understanding the causes and progression of diastolic dysfunction has become a key area of scientific and clinical interest. This research has led to the understanding that almost all patients with systolic dysfunction also have diastolic dysfunction and almost all types of heart disease including CAD, valvular disease, cardiomyopathy, hypertension, congenital heart disease, and pericardial disease induce diastolic dysfunction.

According to an article by Dr. Dalane W. Kitzman, MD and Dr. William C. Little, MD published in the February 14, 2012 issue of the Journal of the American Heart Association, diastolic performance is sensitive to nearly all of the common disease processes that affect cardiovascular function. The article indicates that LV diastolic function is impaired by all of the common disease processes that affect LV function or produce LV hypertrophy or fibrosis, including hypertension, diabetes, ischemia, myocarditis, toxins, and infiltrative cardiomyopathies. LV diastolic dysfunction, or LVDD, begins early in the heart disease process and continues to increase in severity as heart disease progresses. LVDD is now recognized as one of the earliest signs of heart disease and typical onset occurs when a patient is still asymptomatic. We believe that the early detection of diastolic dysfunction can be a valuable marker for almost all forms of heart disease and age-related cardiac abnormalities that may otherwise be missed by current conventional ECG devices.

The myocardial ischemic cascade diagram below is a standard diagram in cardiology that illustrates the sequence of events that take place as ischemia (lack of blood supply to the heart) increases in severity. As noted below, the first detectable changes during the early stages of heart disease are in the diastolic phase. Conventional ECG changes, if seen at all, occur much later in the disease process. However, diastolic dysfunction continues to act as a reliable marker as heart disease progresses since the severity of dysfunction also increases.

The proprietary MyoVista wavECG algorithm, or the MyoVista Algorithm, is designed to detect abnormally slow cardiac relaxation rates during the early diastolic phase of the cardiac cycle, an early indicator for diastolic dysfunction. The algorithm was designed based on e-prime, which is a key echocardiographic measure of left ventricular diastolic function. The echo measure e-prime, or e’, calculates the maximum left ventricle longitudinal tissue velocities during the early diastolic phase. E-prime is measured at each of the septal and lateral side of the mitral valve annulus to provide septal e’ and lateral e’. An abnormal left ventricular relaxation rate, as defined in the 2016 guidelines from the American Society of Echocardiography, is either septal e’ <7cm/sec or lateral e’ <10 cm/sec.

Product and Technology

The MyoVista device has been developed in response to the relatively recent understanding in cardiology that most forms of heart disease are associated with LV relaxation abnormalities and diastolic dysfunction. The MyoVista is a 12-lead resting ECG device that features our proprietary algorithm developed to detect cardiac dysfunction in the diastolic phase, specifically slower than normal left ventricular relaxation rates as defined by the American Society of Echocardiology Guidelines.

The MyoVista is also designed to include the capabilities of a full-featured conventional 12-lead resting ECG including analysis using the Glasgow Algorithm, also known as the Glasgow ECG Interpretation Algorithm. Developed by the University of Glasgow in the UK, the 12-lead ECG Analysis Algorithm has been relied upon for more than 35 years and is a widely respected resting ECG interpretive algorithms. The Glasgow Algorithm was developed and has been continuously improved over the years by a team of world-renowned ECG researchers. The Glasgow Algorithm is licensed to the Company pursuant to the Glasgow Licensing Agreement. For additional information regarding the Glasgow Algorithm and our license, see “—Intellectual Property—Glasgow Licensing Agreement.”

In the MyoVista, the conventional ECG (including the Glasgow Algorithm) and our proprietary algorithm are designed to detect diastolic abnormalities and are combined as a single test with results presented separately. The MyoVista has a high-resolution touchscreen display and incorporates many easy and intuitive to use features commonly associated with a tablet device. The MyoVista’s design focuses on ease of use and features include:

•
Wall mount and cart mount capabilities as well as tabletop.
•
Locking capability to a cart or table to prevent theft.
•
A backup lithium-ion battery to provide power if moving from location to location within an environment or if power has been lost.
•
A large 15.6” touch screen with very high resolution and contrast providing a quality color image on which to view a patient’s results, which is easily wiped clean for infection control purposes.
•
Gesture feature capabilities have been added for ease of use.
•
A touch screen that is designed to function even when the clinician is wearing latex gloves.
•
A touchscreen keyboard as well as the ability to connect a traditional keyboard.
•
An available HDMI display port to provide an oversized screen as a viewing option.
•
Electronic medical records integration capabilities that is critical for large hospitals.
•
Interpretive analysis software of the Glasgow Algorithm.

MyoVista device with 1 lead view of signal processed waveform

The MyoVista is intended for use in a clinical setting, by a clinician or other trained personnel who are acting on the orders of a licensed physician. It is not intended for use as a sole means of diagnosis and the information provided is only significant when used in conjunction with a physician review and consideration of all other relevant patient data.

The MyoVista uses electrical information from the heart captured during a standard resting 12-lead ECG test as inputs to a proprietary AI-based algorithm. The device then extracts additional frequency content from the electrical signal once captured using wavelet transform based signal processing to provide additional valuable inputs to the AI-based algorithm. A wavelet is a mathematical function used to divide a continuous-time signal into its different frequency components. A wavelet transform is the representation of the converted signal by wavelets. Wavelet transform mathematics has emerged over recent years as a valuable time–frequency analysis tool. It has been particularly useful in applications related to bio-signal processing such as ECG electrical signals. Our signal processing patents relate to the extraction and use of certain frequency related data from the signal processed ECG which are used to produce more accurate and effective algorithms. For more information about our patents, please refer to “—Intellectual Property.”

We have conducted multiple comparisons related to the additional algorithm performance benefits using the frequency information gathered through signal processing by comparing the number of frequency variables used in any given algorithm as compared to conventional ECG inputs and their related statistical significance. The frequency variables generated by the MyoVista consistently rank in the top-tier of statistically significant input variables to our AI algorithm and make up a significant overall percentage of the selected input variables as compared to the conventional ECG variables. During a 20-second test, more than 1,000 pieces of extracted data points may be obtained. The software on the device preselects which of the data variables represent the most valuable inputs for the cardiac dysfunction algorithm and uses those to perform an assessment. The output results of the test are provided as indicators and associated statements.

MyoVista Proprietary Algorithm Indications and Statements

The MyoVista Algorithm is designed to detect whether a patient is negative or positive for abnormally slow left ventricular diastolic relaxation rates as defined by the American Society of Echocardiography. For patients whose results are highly positive or highly negative, the probability that the test is accurate is especially high. For patients whose results are borderline, the results mean that it is likely that the patient is close to the guideline thresholds and therefore the test produces borderline results.

The MyoVista has multiple reporting options which can be configured in the settings menu and includes an option for a clinical interpretation report. The clinical interpretation report includes clinical performance information observed in a reference clinical study population to provide context to a patient’s wavECG test results and assists interpretation by a physician. The device also performs all conventional ECG assessments including software-based automated ECG interpretation through incorporation of the Glasgow Algorithm.

MyoVista Device screen image with descriptions

MyoVista Patented Center Post Electrode Systems

Electrodes are the sticky patches that are applied to the skin to capture the ECG signal. The MyoVista Center Post Electrodes pictured below are high-quality, single-use disposable ECG electrodes that are designed to be used exclusively with the MyoVista. A new set of electrodes is required for each test.

Unlike a conventional ECG, the MyoVista is designed to analyze frequency content from the heart’s electrical signal. The MyoVista requires high-quality, low impedance signal capture to aid in obtaining the test results that the MyoVista is designed to provide. Accordingly, we have developed a patented cable connection and high-quality electrode system that is unique to us. The design of the electrodes includes a hollow center post connector (pictured below) that aligns firmly to the complementing post design on the cable grabber, allowing for a secure connection to help overcome the challenges of stable signal capture and induced signal noise that are common in other style electrodes.

Our proprietary electrodes are applied to the skin using high-quality electrode hydrogel. The hydrogel is designed to provide improved conductivity of electrical signals and optimize consistent high-quality signal capture. Electrical tests per the Association for the Advancement of Medical Instrumentation, or AAMI, standards were performed and demonstrated improved performance over multiple major brands of electrodes. The hydrogel adhesive, while easily repositionable, provides a comfortable and firm adhesion that provides positive contact with the skin surface and ensures optimal signal transmission and minimal signal noise. The electrodes also provide optimal skin contact while accommodating easy, painless removal after single use. The electrodes have passed the International Organization for Standardization, standard ISO 10993-1 for biocompatibility testing for skin sensitivity and irritations.

Previous FDA De Novo Submission

The results from the prior clinical validation study will not be considered by the FDA and should not be used to predict the results from our ongoing new validation study. See “Business—Proposed FDA De Novo Resubmission”.

We previously submitted an FDA De Novo classification request in December 2019 on which we interacted with FDA during 2020. As part of this submission, we provided clinical validation study data for 343 patients which was obtained as part of a larger data collection effort of over a thousand patients at multiple North American institutions and was used to build and subsequently validate our diastolic LV relaxation abnormalities algorithm. The 343 patient clinical validation dataset was created using proportional random splitting of the larger data set.

Although this data was held separate, the FDA stated that random splitting of data into the two datasets is inappropriate and ideally the algorithm development and clinical validation data should be obtained from independent sites with possibly different medical practices and locations in different geographic areas from those of the wider data collection. We also undertook software modifications to address other FDA comments which caused the FDA to raise concerns over the potential introduction of algorithm bias and the FDA ultimately determined that the 343- patient data set was insufficient to establish the probable benefit of the algorithm without a new validation dataset.

The FDA therefore stated, “please evaluate the performance of the device using a new validation dataset to validate the algorithm.”

Prior to finalizing the new validation study, the results of the 343-patient clinical validation dataset represent the Company’s data on device performance and, accordingly, we believe it is material information. However, the results from the prior clinical validation study will not be considered by the FDA and should not be used to predict the results from our ongoing new validation study, which could be materially different.

The MyoVista output indicates a patient as either “highly negative,” “negative,” “borderline,” “positive” and/or “highly positive” for left ventricular relaxation abnormalities. See “Business—Product and Technology”. In the previous De Novo submission we provided statistical results of sensitivity and specificity for two clinical endpoints depending on the interpretation by a physician of a borderline test result as either a positive or negative test result. Borderline is a standard classification used in a conventional ECG interpretive analysis and 16.9% of patients in the 343-patient clinical validation dataset were classified as borderline.

The statistical results of sensitivity, specificity and accuracy for the 343-patient clinical validation dataset are below. However, this information will not be considered by the FDA and should not be used to predict the results from our ongoing new validation study, which could be materially different, and it should be noted that the FDA determined this data was insufficient to establish the probable benefit of the algorithm.

	SENSITIVITY	SPECIFICITY	ACCURACY
Borderline test result classified as positive	94%	70%	84%
Borderline test result classified as negative	81%	92%	86%

For additional information regarding government regulations and the regulatory authorization process, including the FDA’s authorization or clearance, see “—FDA and Other Government Regulation.”

Proposed FDA De Novo Resubmission

Based on feedback from the previous De Novo submission and subsequent interaction with the FDA, multiple changes have been incorporated into the device and associated documentation, including software, user interface changes, documentation, and test report information, layout, style and language.

The majority of the patients have already been recruited for a new, pivotal clinical validation study for our proposed FDA De Novo resubmission. We submitted the design of the new study to the FDA for review prior to its commencement. The study is expected to be a 575-patient clinical validation study. The FDA agreed that the study design should be acceptable and would be expected to provide statistical information on which the FDA can effectively evaluate the performance results of the MyoVista. The study is at the following institutions: Rutgers University (New Jersey), which is acting as the core lab, Beth Israel Hospital (Massachusetts), Scripps Health (California), Einstein Health (Pennsylvania), Montefiore Medical Center (New York) and UT Southwestern (Texas) which are conducting patient recruitment.

Since the prior De Novo submission, we have continued to explore algorithm improvements, through extraction of additional data points from the ECG signal and implementation of the latest AI techniques, which may be incorporated into the algorithm used for final clinical validation.

Additionally, we have been updating compliance standard and verification and validation testing, including electromagnetic compatibility or EMC testing due to testing guideline changes. Such testing is required for all FDA electronic medical devices.

We currently expect to resubmit for FDA De Novo clearance in the fiscal year ending April 30, 2023, and the FDA’s De Novo classification authorization process generally takes from five to twelve months from the date the application is submitted, but can take significantly longer. For additional information regarding the FDA regulatory process, see “—FDA and Other Government Regulation”.

Market Opportunity

Diagnostic Gap

The significant diagnostic gap in heart disease is early identification. Heart disease often remains asymptomatic for many years as disease progresses until it reaches an acute stage, at which point many patients have a heart attack or die without prior diagnosis of disease. For this reason, heart disease is often referred to as the “silent killer.”

Frontline physicians face a significant challenge in identifying cardiac disease early. We believe that there is currently no low-cost, front-line, medical device that is effective at screening for heart disease. According to the 2018 National Ambulatory Medical Care Survey, 72% of office visits involved patients having one or more of the main cardiac risk factors of hypertension, hyperlipidemia, diabetes, or obesity. In the absence of a low-cost, front-line, medical device that is effective at screening for heart disease, frontline healthcare providers rely predominantly on a patient’s risk factors. Despite its poor sensitivity and limited ability to identify cardiac dysfunction associated with structural and ischemic disease, the conventional ECG test still remains widely used by frontline physicians. As a result of its current limitations, many patients with heart disease go undiagnosed, and many patients referred to cardiology for subsequent testing do not have heart disease.

In 2012, the USPSTF stated that there is no good evidence that an ECG helps physicians predict heart risks in people with no symptoms any better than traditional considerations such as smoking, blood pressure and cholesterol levels, acknowledging the diagnostic gap that currently exists.

In addition, according to the CDC, cardiovascular disease remains the biggest cost for the US healthcare system at approximately $216 billion per year. The cost of treating acute cardiac events and heart failure is especially high in comparison to preventative treatment. Governments, healthcare providers and third-party payors are focused on shifting the diagnosis and management of heart disease to earlier stages where better patient outcomes can be delivered at lower cost; however, to make substantial progress in improving patient outcomes at lower costs, the existing diagnostic gap needs to be closed.

Changing Demographics

Heart disease is most commonly found in individuals age 65 and older with incidences of heart disease increasing at 65 years for men and 71.8 years for women. According to the Organization for Economic Co-operation and Development, advances in the field of medicine have led to an increase in life expectancy which, as of 2019, was estimated to average 78.9 years for a person in the U.S., up from 75.4 years in 1990. As life expectancy increases, the average age of the population is expected to increase. According to the HHS, the population age 65 and older increased from 38.8 million in 2008 to 52.4 million in 2018 (a 35% increase) and is projected to reach 94.7 million in 2060. By 2030, more than 20 percent of U.S. residents are projected to be age 65 and over. Since heart disease is most common in elderly individuals, and that population pool is increasing, we believe there is a significant opportunity for a device such as the MyoVista.

Growing ECG Market

The demand for electrocardiograph devices and related supplies known as electrodes is on the rise worldwide. Despite the limitations of the conventional ECG and healthcare guidance around the world that recommends against its use for screening, in the absence of a better alternative, the ECG remains a ubiquitous and widely-used test throughout healthcare including non-cardiology settings. It is estimated that 1.5 million to 3.0 million ECGs are performed worldwide every day, making it one of the most commonly used diagnostic tests in healthcare and a fundamental tool in clinical practice. It is estimated that more than 100 million ECGs are performed each year in the United States. The 2018 National Ambulatory Medical Care Survey reflected that office-based patient care physicians, excluding anesthesiologists and federal facilities such as VA clinics, ordered or provided 27 million ECG tests and four million stress ECGs during office visits and the 2017 National Hospital Ambulatory Medical Care Survey showed that during ambulatory care visits to hospital emergency departments an additional 28 million ECG tests were ordered or performed by hospital emergency departments.

According to Markets and Markets Global Diagnostic ECG, approximately 770,000 ECG devices were estimated to have been sold worldwide in 2015. We expect changing demographics, such as the aging population and increasing rates of obesity, to contribute to even greater numbers of cardio-related testing, and therefore ECG devices and supply usage, over the coming years. According to Markets and Markets Diagnostic ECG Market (2019-2024), the global diagnostic ECG device market excluding supplies is approximately $7.5 billion per year and projected to be valued at $10.3 billion in 2024 with an expected 6.4% compounded annual growth rate, or CAGR.

Impetus to Identify Risks Earlier for More Effective Low-Cost Testing

A key goal of the HHS is reducing healthcare costs. This places pressure on physicians and healthcare institutions to contain healthcare costs. Additionally, one of the key objectives of HHS’s Healthy People 2030, is to increase preventive care for people of all ages. We believe that efforts towards preventive care and maintenance will lead to more testing for high-risk individuals and patients who have existing cardiac conditions. This trend, we believe, in tandem with the push to shorten hospital stays, has created an impetus to identify pre-symptomatic patients at risk more effectively at the front-line physician or clinic level and to treat recovering cardiac patients through outpatient care and rehabilitation.

Changing Nature of Healthcare Providers

The delivery of healthcare in the U.S. is evolving. Alternative treatment sites, such as retail clinics, concierge medicine, urgent care clinics and ambulatory surgical centers deliver care from qualified providers in settings outside of emergency departments, hospitals or traditional physician offices. We expect this trend to accelerate the drive to provide more effective preventative care and represents a significant opportunity for the introduction of the MyoVista as a new medical device that offers an enhanced ability to screen for heart disease.

Retail Clinics. Retail clinics have seen significant growth and, according to a report by The Insight Partners titled, “Retail Clinics Market to 2027,” the global retail clinics market is expected to reach $8.1 billion in 2027 and increase from $3.4 billion in 2018. In the U.S., major players operating retail clinics include The Kroger Co., CVS Health, Rite Aid Corp, Walmart Inc., and Walgreens Co. Walmart alone has announced that it intends to have 4,000 primary care “supercenters” in stores by 2029 having opened its first one in 2019. Walmart and other retail clinic providers are seeking to radically change frontline health delivery by offering access to convenient, low-cost medical testing and treatment either with or without traditional insurance.

Concierge Medicine. Concierge medicine is increasing rapidly in the U.S. According to a 2021 report by Research and Markets, the U.S. concierge medicine market is expected to reach $10.0 billion by 2028 and is expected to expand at a CAGR of 9.39% from 2021 to 2028. Increased waiting time for physician appointments, shortage of physicians and rising prevalence of chronic diseases are driving patients from conventional settings to non-traditional care settings. This, along with increased face time with physicians and a focus on preventive care, is driving the growth of the market.

Urgent Care Clinics. Urgent Care Clinics market sector has exhibited strong growth. According to IBIS World market research, shifting consumer preference to the convenience and timesaving of urgent care, coupled with rising hospital emergency care costs and a shortage of primary care physicians, has stimulated demand for industry services. In response, industry revenue is anticipated to grow at an annualized rate of 4.6% to $40.3 billion during 2022. An increase in the number of insured Americans has benefited industry operators due to the Affordable Care Act, or ACA. There are currently over 9,500 urgent care centers in the U.S.

Ambulatory Surgical Centers. According to a 2018 Research and Markets report on ambulatory surgical centers, the number of freestanding surgical centers has been expanding over the last decade, experiencing strong growth. As a result of this growth, the number of outpatient surgical procedures performed in ambulatory surgery centers increased by 32% from 2005 to 2017.

We believe that the scale of cardiac disease as well as changing demographics, growing ECG market, impetus to identify risks earlier for more effective low-cost testing, along with the increasing number and type of health care settings creates a significant opportunity for a device such as the MyoVista.

Capitation Provides an Incentive to Identify Medicare Advantage Patients

Healthcare providers are paid either through fee-for-service or capitation. Fee-for-service is a payment model where services are unbundled and paid for separately. In health care, the fee-for-service payment model incentivizes physicians to provide more treatments because payment is dependent on the quantity, rather than quality of care. Capitation is a payment arrangement that pays a physician or group of physicians a set amount for each enrolled person assigned to them, per period of time, whether or not that person seeks care. Under capitation, the amount of remuneration is based on the average expected healthcare utilization of that patient, with greater payment for patients with significant history of medical problems.

Approximately 42% (approximately 26 million people) of those covered by Medicare, according to CMS, are enrolled in a Medicare Advantage plan. With respect to these patients, CMS pays capitation to healthcare providers. CMS uses risk adjustment to adjust capitation payments to health plans, either higher or lower, to account for the differences in health costs of individuals such as heart failure, CAD, angina and valvular heart disease. Accordingly, under CMS guidelines, risk factor adjustments per patient will provide payment that is higher for sicker patients who have conditions where diagnosis codes are documented in the medical record as a result of a face-to-face visit. Therefore, there is a financial incentive to identify those Medicare Advantage patients that are sicker, including those that have undiagnosed ailments such as heart disease. We believe that undiagnosed heart disease represents a significant problem, and we believe insurance plans that have a high number of Medicare Advantage patients could be a target market for MyoVista testing.

Market Strategy

General

Our objective is to make the MyoVista wavECG a standard-of-care, as an affordable and valuable medical test.

Our business model, which involves the capital sale of the MyoVista device and the use of proprietary supplies (electrodes) for each test, is “razor-razorblade.” The electrode connection system is patented, and we believe the electrodes are superior quality and facilitate high quality, stable ECG signal capture. The MyoVista is also designed to analyze frequency data along with conventional ECG information. Because new electrodes are needed for each test, our proprietary electrodes, if purchased, would provide recurring per-test revenue for each MyoVista device sold.

Our go-to market strategy focuses on device adoption rather than price maximization and we aim to ensure that the purchase price of the MyoVista is affordable. A major brand full-featured, resting 12-lead ECG, such as GE and Phillips, typically costs between $5,000 to $10,000 and we anticipate pricing our device competitively by setting the price for the MyoVista at the lower end of that range. As conventional ECGs are typically used multiple times per day (in a high use environment this could be as much as thirty times per day), the annual revenue from electrodes per device-in-use could exceed that of the upfront sale of the unit.

We intend to develop a direct sales force and to target hospitals, physicians’ offices as well as large retail healthcare organizations. We also intend to use technical presentations, peer reviewed clinical data, and reference sites to achieve penetration of these markets. Finally, we expect to expand our medical advisory board, conduct clinical trials with key opinion leaders, or KOLs, to generate the necessary clinical evidence in various healthcare settings, as well as establish reference sites among these customers.

Communicating the benefits and value to the medical community, while at the same time creating brand awareness, is fundamental to our marketing strategy. We anticipate that we will participate in a number of healthcare industry tradeshow events such as the American Heart Association and regional primary care events. Participating in these events will be in addition to limited advertising in key medical publications and targeted social media campaigns to increase awareness of MyoVista and its benefits.

We will also consider offering potential purchasers different financing options or models to assist them with certain costs related to the MyoVista such as, up-front costs related to purchasing the device or a licensing model charging a monthly fee, as is fairly common practice in healthcare.

Territories

Our initial sales focus will primarily be within the U.S. We intend to market the MyoVista in the U.S. using a direct sales force following FDA clearance. Outside of the U.S., for markets such as Europe and Latin America, we intend to utilize medical device distributors that have existing healthcare provider relationships and experience selling ECG devices, which will be supported by a small number of local field personnel.

The Company previously achieved regulatory compliance in Europe under the EU Medical Devices Directive, or the MDD, in February 2017. With EU compliance, the Company is permitted to affix a certificate of conformity called a CE Mark denoting that the device is allowed to be marketed. This provided the Company with a limited number of distributor relationships in Europe including Neovitalis Aps, whose territory covers Denmark, Sweden,

Norway and Finland, and also a relationship with Heart Medical Europe BV, whose territory covers Belgium, Netherlands and Luxembourg. These prior relationships aided the Company in development of the final version of the MyoVista device and its related proprietary software by eliciting feedback from KOLs in Europe. The MDD regulatory framework was established on June 14, 1993 but has since been replaced by the European Union Medical Device Regulation , or EU MDR, which became effective in May 2021. In order to sell medical devices in member countries of the European Economic Area, or EEA, our device must now comply with the requirements of the newer, updated regulatory framework or EU MDR. An updated CE mark certificate under EU MDR will entitle the Company to market the MyoVista in the European Economic Area following which the Company intends to pursue limited efforts in Europe though these distributor relationships as well as a limited number of additional distributor relationships outside the U.S. See “—FDA and other Government Regulation” for additional information.

Potential Markets

We believe that there is a large variety of potential markets for the MyoVista. Conventional ECGs are used throughout healthcare in almost every clinical setting including clinics, doctor’s offices, urgent care centers, and hospitals. In many of those settings, the additional information on cardiac dysfunction which the MyoVista is designed to provide, in addition to the conventional ECG information provided, could be extremely valuable. The MyoVista’s range of applications and potential uses are vast, and include providing:

•
Primary care—front-line cardiac testing/referral tool, heart disease screening.
•
Retail Healthcare—access to ECG testing at retail sites such as CVS, Walmart and Walgreens.
•
Emergency Departments—enhanced ECG testing for emergency room patients.
•
Cardiologists—prescreening cardiology patients.
•
Hospitals—in-patient testing or testing prior to discharge, particularly cardiac wards.
•
Surgery—pre-anesthesia testing, pre/post intervention.
•
Life Insurance testing—ECGs are sometimes required in connection with the issuance of life insurance policies.
•
Specialty Environments—screening for conditions such as, cardiomyopathy, cardiac oncology, drug trials, heart failure, and diabetes.
•
Athlete testing—cardiac screening programs for athletes.

Early Target Markets

Initially, our focus markets will be in the U.S. and will include: (i) cardiology; (ii) primary care providers that serve upper to middle income regions including concierge medicine providers; (iii) retail clinics and cardiac screening providers; and (iv) insurers with significant numbers of Medicare Advantage patients.

Cardiology. According to the American College of Cardiology, there are approximately 23,000 cardiologists in the U.S. We do not believe that cardiology will be the principal market for MyoVista as cardiologists diagnose specific heart disease conditions rather than screen for heart disease. Nonetheless, we intend to have an early focus on leading cardiologists or KOLs. We have experience internationally with KOL engagement and believe that building advocacy through KOLs and other respected cardiologists will be important as we seek to establish our new technology.

The Company intends to hire sales representatives that have experience presenting new medical devices to cardiologists. The initial focus will be on cardiology centers of excellence and working to generate sales and daily use at these institutions. The field team will also act as a liaison with HeartSciences clinical staff as clinical study opportunities present themselves. We believe that building clinical evidence, particularly for specific clinical indications for use, such as hypertensive patients, will be a key pillar not only in our discussions with payors, but also as a driver for competitive differentiation and adoption.

Primary Care and Concierge Medicine. According to the HHS, there are approximately 209,000 primary care physicians in the U.S., not including pediatricians. The 2018 National Ambulatory Medical Care Survey showed that there were 860 million visits to nonfederal office-based patient care physicians of which approximately 50% were to primary care physicians. According to a 2021 report by Research and Markets, the U.S. concierge medicine market size is expected to reach $10.0 billion by 2028 and is expected to expand at a CAGR of 9.39% from 2021 to 2028. In 2016, there were approximately 12,000 physicians that provide some level of concierge services with over half being either family medicine 32% or internal medicine 23%.

Informal feedback to date from concierge physicians and primary care physicians that serve upper to middle income regions indicates that a patient pay charge for utilizing the MyoVista would be generally accepted, which creates revenue potential and value for the physician. This would be in addition to reimbursement for the conventional ECG test provided by the MyoVista. The Company intends to initially hire sales representatives that will focus on these physicians in densely populated middle income to affluent regions of the U.S.

Additionally, primary care and concierge medicine clinics that are not hospital-based usually have flexible procurement processes and physicians have greater autonomy related to purchasing decisions for lower cost capital equipment. Concierge medicine is increasing rapidly in the U.S.

In order to take advantage of the market opportunity of selling to primary care physicians and concierge physicians:

•
We intend to create specialized marketing, sales, education and training materials focused on the primary care market.
•
The sales team will focus on demonstrating ease of use and clinical advantages as well as present the financial advantages of using the MyoVista device.
•
We will focus on practices in higher income areas initially. We believe that these practices tend to have more financial flexibility to purchase new devices. There are approximately 209,000 primary care physicians excluding pediatricians as well as 24,000 cardiologists. Sales efforts on specialized clinical areas will increase over time as the salesforce expands.

With initial reimbursement codes being the same as a conventional resting 12-lead ECG, the Company believes a MyoVista test should be profitable in cardiology and hospital environments as well as for primary care providers whose patient populations are not fundamentally reliant on Medicare. Moreover, the Company believes there is a significant opportunity in additional specialty areas but the sales process will take longer since there would need to be a body of clinical evidence that the MyoVista is effective in these additional clinical use areas, although no assurance can be given that evidence of such effectiveness will be able to be produced.

Competitive Advantages

Assuming FDA clearance of the MyoVista and that we have sufficient funds to launch sales of the MyoVista in the U.S., we believe that HeartSciences could have several competitive advantages:

•
Price comparability. A major brand, full-feature, resting 12-lead ECG typically costs between $5,000 to $10,000. We anticipate pricing our device competitively by setting the price for the MyoVista at the lower end of the range for a good-quality conventional ECG from a mainstream manufacturer. We believe that competitive pricing will help us to increase adoption of the MyoVista.
•
Familiarity of use and protocol. The conventional ECG is the most common cardiac test, is used in almost all areas of healthcare and is often performed by a physician assistant or a nurse, rather than a physician. The MyoVista is designed to provide both conventional ECG information and proprietary cardiac dysfunction information in a single test, using standard 12-lead ECG testing protocols with standard lead placement. We believe that this should enable the MyoVista to fit into existing testing pathways, make it easy to use, and, consequently, easy to train people to use, which can be barriers to adoption for some new healthcare technologies.

•
Positioned at the forefront of electrocardiography. There have been very few significant changes in the efficacy and indications for use of an ECG for many decades. We intend to position MyoVista at the forefront of electrocardiography science, which we believe could attract healthcare providers.
•
Health system savings. We believe that the MyoVista could potentially generate significant cost savings to healthcare systems by improving earlier diagnosis of heart disease before it reaches an acute stage and reducing unnecessary referrals to cardiology that lead to unnecessary testing.
•
Physician Profitability. We believe that the MyoVista could offer primary care physicians a significant advance in their ability to assess patient heart health. Several primary care physicians have informed us that they would expect to be able to charge additional out-of-pocket patient fees of $25 to $100 for the additional diagnostic information provided by a MyoVista test until additional reimbursement can be obtained. Even based on low usage and competitive pricing, the payback on the capital cost of the MyoVista could potentially be realized quickly. We also expect to provide financing options (through third parties) which would avoid upfront capital costs to acquire the device. In high use environments such as a cardiac screening clinic, hospital or family practice office, we expect the financial returns to be significant especially if additional reimbursement is obtained. We intend to develop financial models demonstrating the potential profitability and to establish reference sites.
•
Razor-Razorblade Business Model. In addition to the MyoVista device sales, we expect to generate recurring supplies revenue from the sale of our proprietary electrodes, which are disposable and single use for each test. Unlike a conventional ECG, the MyoVista is designed to analyze frequency content from the heart’s electrical signal and we have developed a patented cable connection and high-quality electrode system that is unique to us and must be used when performing a MyoVista test. We expect the supply revenues from each test to provide recurring revenue and believe this will assist us in avoiding the need for high device pricing, which, in turn, should lower barriers to adoption.

Reimbursement

In addition to penetrating the health care settings described above, a key element of our strategy is to qualify for third-party payor reimbursement. This strategy has two stages. During the first stage, upon FDA approval, we intend to seek the support of the American College of Cardiology, or ACC, to use existing Current Procedural Terminology, or CPT, codes for the standard ECG functionality of the MyoVista. CPT codes are numbers assigned to each task or service provided by a healthcare provider including medical, surgical and diagnostic services. Insurers use the numbers to determine the amount to pay a provider. While we cannot assure you that we will receive such approval by ACC, this would provide physicians with the ability to use existing 12-lead ECG reimbursement codes. Medicare reimbursement for existing ECG testing procedures with interpretation and report ranges from approximately $17 to $55 depending on the type of healthcare facility. These charges would go directly to the healthcare facility/physician.

The existing procedure codes are:

•
CPT 93799: Unlisted cardiovascular procedure (not otherwise classified)
•
CPT 93000: Electrocardiogram, routine ECG with at least 12 leads; includes running test, interpretation and report
•
CPT 93005: Electrocardiogram, routine ECG with at least 12 leads; testing only, without interpretation and report
•
CPT 93010: Electrocardiogram, routine ECG with at least 12 leads; interpretation and report only

After this initial stage, our longer-term strategy is to obtain additional reimbursement for the MyoVista capabilities related to detecting cardiac dysfunction. While we cannot assure you that we will be successful in obtaining additional reimbursement codes, if we are successful, this could potentially provide total reimbursement that is greater than reimbursement for conventional ECG devices, which, in turn, could place the MyoVista at a competitive advantage. Any additional CPT codes or modifiers that are issued and recognized for the MyoVista related to our longer-term reimbursement strategy could provide a revenue advantage as compared to reimbursement for conventional ECG devices.

Category III code. New technologies must meet AMA’s Level of Evidence and the Use Requirement, so a Category III code will be issued as a precursor to a final Category I code. Category III codes are generally temporary codes requiring additional studies and individual payor efforts to obtain coverage from each payor. Individual payors do not initially provide reimbursement for Category III codes so each payor will need clinical evidence that demonstrates the benefits of the MyoVista based cardiac dysfunction testing.

Category I code. Category I codes are long term codes that are expected to be in use for many years. Generally, to obtain this code, five peer-reviewed publications from at least two different patient populations are required. All third-party payors typically pay Category I coded diagnostic testing procedures. Approval by the AMA CPT Editorial Panel of new or expanded CPT codes for the MyoVista ultimately could provide a revenue advantage as compared to reimbursement for conventional ECG devices.

New Tech Ambulatory Payment Classification (or APC) code. The new tech APC code is utilized for new and significant technologies which warrant having a unique code under the Healthcare Common Procedure Coding System, or HCPCS. An HCPCS is a payment code issued by the Centers for Medicare and Medicaid Services, or CMS, for use in ambulatory outpatient hospital environments and certain integrated practices. Once the device receives FDA clearance, the Company intends to quickly file an application for a cardiac dysfunction APC code for the MyoVista. If the application is successful, it would provide enhanced revenue over existing conventional ECG devices in a hospital integrated practice such as a cardiology practice.

Competition

The medical device industry is characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. There are many medical device companies, biotechnology companies, public and private universities and research organizations actively engaged in the research and development of products that may be similar to the MyoVista. Competitors could include traditional ECG manufacturers such as GE, Philips, and Nihon Kohden Corporation that may seek to innovate due to competition from HeartSciences, and new competitors that also see the opportunity to finally innovate in a market that, we believe, has significant need for improved products and technology change. The current ECG device manufacturers with the greatest market share are GE, Philips, and Hill-Rom Holdings, Inc., or Hill-Rom. The leading competitors in the ECG market have substantially greater name recognition and financial, technical, manufacturing, marketing, research and development resources, and experience obtaining the FDA and other regulatory clearances of those devices and marketing and selling those devices around the world.

There are additional competitors that are using AI to innovate in electrocardiography including:

•
AliveCor Inc., a commercial stage developer of cardiac monitoring devices and applications for heart health monitoring. AliveCor’s ECG recorder has received FDA clearance.
•
Heart Output Input, Inc., or Heartio, a development stage, digital diagnostic utilizing AI in a cloud-based software tool used in conjunction with electrocardiograms to help emergency providers more effectively stratify patient risk and make admit/discharge decisions. Heartio currently does not have any FDA clearance or authorization.
•
Corvista Health Inc., a development stage ECG device company with a proprietary platform focused on diagnosing heart failure, coronary artery disease, and pulmonary hypertension. Corvista currently does not have any FDA clearance or authorization.
•
Anumana Inc., a development stage company funded by the MayoClinic focused on developing AI-enabled ECG algorithms for physician use, integrating point-of-care applications into existing workflows. Anumana currently does not have any FDA clearance or authorization.

Clinical Studies

We have participated in and/or conducted multiple studies at various sites including at Mount Sinai Health System, West Virginia University, University of California, Los Angeles, and The Baker Heart and Diabetes Institute in Australia. The purpose of conducting the studies was threefold: (i) to collect patient data using the

MyoVista to build an effective proprietary algorithm designed to provide early detection of cardiac dysfunction and heart disease, (ii) to create proof-of-concept algorithms for determination by HeartSciences of the viability of an FDA version of the algorithm, and (iii) to use the collected data to conduct research for potential development of additional future algorithms. The peer review article summaries highlighted below used the proof-of-concept algorithms developed by the institutions from the MyoVista data collected. MyoVista devices were used in each study for the collection of patient ECG information. Data was extracted from these ECG readings to develop separate AI-based proof-of-concept algorithms in each individual study.

Following are summaries of the peer- reviewed articles:

Journal of the American College of Cardiology (JACC) April 2018, Volume 71 Number 15 (2018) Partho P. Sengupta, MD DM, Hemant Kulkarni, MD, Jagat Narula, MD PHD, et al.

The study was conducted at Mount Sinai NY. The article is titled, “Prediction of Abnormal Myocardial Relaxation from Signal Processed Surface ECG” and presents the results from the investigator-initiated clinical study that focused on evaluating the feasibility of the MyoVista as a diagnostic tool for predicting the presence of abnormal cardiac muscle relaxation associated with Left Ventricular Diastolic Dysfunction, or LVDD. All patients underwent a complete 2D doppler-based echocardiogram and a MyoVista wavECG test. Monte Carlo cross validation was performed using the average of 20 iterations for determining performance.

The study results demonstrated 80% sensitivity and 84% specificity (p-value 0.05) with an area under the curve, or AUC, of 91% for the prediction of low e’, an echocardiographic parameter widely used in determination of LVDD (95% confidence interval: 86%-95%). An incremental value comparison of the low e’ prediction algorithm as compared to using three clinical features associated with high risk, age, obesity and hypertension, along with conventional ECG risk categorization information resulted in demonstrating that the low e’ prediction algorithm alone provided an increase in AUC performance of 0.19% (p-value<0.0001) over the clinical features and conventional ECG risk information.

The Area Under a Receiver Operating Characteristics, or ROC, Curve is a widely used statistical performance evaluator that provides a measure of the accuracy of a diagnostic test typically calculated using data from a specific clinical study as a measure of performance. ROC is a probability curve and AUC represents the degree or measure of separability – the higher the AUC, the better the model is at distinguishing between patients with the disease and no disease. A test with no better accuracy than chance has an AUC of 0.5, while a test with perfect accuracy has an AUC of 1.

P-value is the probability of obtaining test results at least as extreme as the result actually observed, under the assumption that the null hypothesis is correct. When a statistical test is performed, a p-value helps determine the statistical significance of the results in relation to the null hypothesis. A null hypothesis is a type of statistical hypothesis that proposes that no statistical significance exists in a set of given observations. Hypothesis testing is used to assess the credibility of a hypothesis by using sample data. A low p-value indicates that observed data does not match the null hypothesis, and when the p-value is lower than the specified significance level (usually 5% or 0.05), the null hypothesis is rejected, and the finding is considered statistically significant.

Journal of the American College of Cardiology (JACC) August 2020, Volume 76 Number 8 (2020) Nobuyuki Kagiyama, MD, PHD, Marco Piccirilli, PHD, Naveena Yanamala, PHD et al.

The participating centers were The Icahn School of Medicine, Mount Sinai Hospital, New York, The West Virginia University Heart and Vascular Institute, The Windsor Cardiac Centre, Windsor, Ontario, Canada and the David Geffen School of Medicine at UCLA.

The article titled “Machine Learning Assessment of Left Ventricular Diastolic Function Based on Electrocardiographic Features” presents the results from evaluating the feasibility of MyoVista wavECG technology to provide actual quantitative estimates of the echocardiographic parameter of e’ related to myocardial relaxation that can be used to identify LVDD. Diastolic dysfunction is recognized as playing a major role in the pathophysiology of heart failure. All subjects underwent a full echocardiographic examination and a MyoVista wavECG test.

The multicenter study enrolled a total of 1,202 subjects with data from one of the institutions used as an external test set n-388 for determining algorithm performance. Results from the estimated e’ values provided by the proof-of-concept algorithm discriminated the guideline-recommended thresholds for low e’ for determining abnormal myocardial relaxation, LVDD and systolic dysfunction (LV ejection fraction) with an AUC of 0.84, 0.80, and 0.81, respectively, in the external test set. Sensitivity and specificity in the external test set for predicting low e’ using the algorithm’s estimated e’ value provided a sensitivity of 90%, specificity of 61% (p-value<0.05), negative predictive value of 81% and positive predictive value of 77%. Moreover, the estimated e-prime values allowed prediction of LV diastolic dysfunction based on multiple age and sex-adjusted reference limits with an AUC of 0.94 in the external test set with sensitivity 89% and specificity 96% (p-value<0.05).

JACC Cardiovascular Imaging Oct 2021, Volume 14 Number 10

Elizabeth L. Potter, MBBS, Thomas H. Marwick, MBBS, PHD, MPH et al.

The participating centers were Baker Heart and Diabetes Institute, Melbourne, Australia, Baker Heart and Diabetes Institute, Monash University, Melbourne, Australia, Melbourne University, Melbourne, Australian National University, Canberra, and the West Virginia University Heart and Vascular Institute.

The article titled “Machine Learning of ECG Waveforms to Improve Selection for Testing for Asymptomatic Left Ventricular Dysfunction Prompt” focused on developing a screening algorithm using the MyoVista for detection of Left Ventricular Dysfunction, or LVD. References to ewECG mean energy waveform ECG and are an alternative name for the MyoVista device and the included wavelet transform signal processing. The study that was the subject of this article consisted of 398 participants with n=287 for development of the feasibility algorithm and n=111 for use as an external test set for determining performance of the algorithm. All subjects received a full echocardiographic examination and a MyoVista wavECG test. Left Ventricular Dysfunction for this study is defined as a subject having (1) LVH or left ventricular hypertrophy, (2) abnormal global longitudinal strain or borderline GLS with left atrial enlargement or (3) abnormal LV filling pressure measures of E/e’ ratios >15 or < 10 with left atrial enlargement or low e’ with LAE.

The study results in the external test set demonstrated 85% sensitivity and 72% specificity (p-value<0.05) with an of AUC 0.83, 95% confidence interval: 0.74 to 0.92.

The study below presents the results of a proof-of-concept algorithm developed using the data gathered from previous studies in which MyoVista ECGs were collected from study subjects. This research was conducted for the purpose of potential development of additional future algorithms for detection of additional heart disease conditions.

European Heart Journal—Digital Health November 2020, Volume 1 Issue 1

Peter D. Farjo MD, Naveena Yanamala PHD et al.

The participating centers were West Virginia University Heart and Vascular Institute, Carnegie Mellon University, Juntendo University, Japan and Harbor-UCLA Medical Center. Five hundred thirty-four subjects were included in this multicenter study with n=428 for the training set and n=106 for the test set.

The study article titled “Prediction of coronary artery calcium scoring from surface electrocardiogram in atherosclerotic cardiovascular disease: a pilot study” aimed to determine whether machine learning (ML) approaches can aid cardiovascular risk stratification by predicting guideline recommended Coronary Artery Calcium, or CAC, score categories from clinical features and surface electrocardiograms using the MyoVista. CAC scoring is an established tool for cardiovascular risk stratification.

The study results included two machine learning models that were developed for prediction of CAC scores equal to 0 and CAC >_400. The performance was evaluated using an independent data set, the CAC= 0 algorithm performance provided sensitivity 92%, specificity 70%, AUC 84% (p-value<0.05) and the CAC >_400 algorithm provided sensitivity 91%, specificity 75% and AUC 87% (p-value<0.05). The CAC >_400 model was further tested to risk stratify a cohort of 87 subjects referred for invasive coronary angiography. Using an intermediate or higher pretest probability (>_15%) which coincides with the European Society of Cardiography pretest probability guidelines, the model predicted the presence of significant coronary artery stenosis, the need for revascularization, notably bypass surgery, and major adverse cardiovascular events during a median follow-up period of two years.

FDA and Other Government Regulation

General

Our proposed products are subject to regulation by the FDA and various other federal and state agencies, as well as by foreign governmental agencies. These agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing and distribution, and market surveillance of our medical device products.

In addition to those indicated below, the only other regulations we encounter are regulations that are common to all businesses, such as employment legislation, implied warranty laws, and environmental, health and safety standards, to the extent applicable. We will also encounter in the future industry-specific government regulations that would govern our device, if and when developed for commercial use. It may become the case that other regulatory approvals will be required for the design and manufacture of our device. In previous communications with the FDA, the Company determined that the submission would need to use the De Novo classification process for the MyoVista device.

FDA Requirements and Other Regulatory Approval Requirements

Our device and our operations are subject to regulation by numerous worldwide regulatory bodies including the FDA and comparable international regulatory agencies. In previous communications with the FDA, the Company determined that the submission would need to use the De Novo classification process for the MyoVista device.

Our device is subject to regulation as a medical device under the Federal Food, Drug, and Cosmetic Act, or FDCA, as implemented and enforced by the FDA. The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, import, export, adverse event reporting, advertising, promotion, marketing and distribution of medical devices to ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA.

In addition to U.S. regulations, we are subject to a variety of regulations in the European Economic Area, or the EEA, governing clinical trials and the commercial sales and distribution of our device. Whether or not we have or are required to obtain FDA clearance or approval for a product, we will be required to obtain authorization before commencing clinical trials and to obtain marketing authorization or approval of our device under the comparable regulatory authorities of countries outside of the United States before we can commence clinical trials or launch sales of our device in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA clearance or approval. Medical devices are generally subject to varying levels of regulatory control based on risk level of the device.

A clearance or authorization letter from the FDA authorizes commercial marketing of the device for one or more specific indications of use. After clearance or authorization, the Company will be required to comply with a number of post-clearance requirements, including, but not limited to, Medical Device Reporting and complaint handling, and, if applicable, reporting of corrective actions. Also, quality control and manufacturing procedures must continue to conform to the FDA's Quality System Regulation, or the QSR. The FDA periodically inspects manufacturing facilities to assess compliance with QSRs, which impose extensive procedural, substantive, and record keeping requirements on medical device manufacturers. In addition, changes to the manufacturing process are strictly regulated, and, depending on the change, validation activities may need to be performed. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with the QSR and other types of regulatory controls.

The FDA and the Federal Trade Commission, or FTC, will also regulate the advertising claims of the Company’s products to ensure that the claims it makes are consistent with its regulatory clearances, that there is scientific data to substantiate the claims and that product advertising is neither false nor misleading.

FDA Clearance Process and FDA Validation Clinical Study

Unless an exemption applies, each medical device commercially distributed in the United States requires FDA clearance of a 510(k) premarket notification, granting of a de novo request, or approval of an application for premarket approval, or PMA. Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of regulatory controls needed to ensure its safety and effectiveness.

Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the QSR facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising and promotional materials.

Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents. While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to class II controls is generally described as 510(k) clearance.

Devices deemed by the FDA to pose the greatest risks, such as life sustaining, life supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA. Some pre-amendment devices are unclassified but are subject to FDA’s premarket notification and clearance process in order to be commercially distributed.

510(k) Clearance Marketing Pathway

To obtain 510(k) clearance, we must submit to the FDA a premarket notification submission demonstrating that the proposed device is “substantially equivalent” to a predicate device already on the market. A predicate device is a legally marketed device that is not subject to PMA, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) process. The FDA’s 510(k) clearance process usually takes from three to twelve months, but often takes longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. In addition, the FDA collects user fees for certain medical device submissions and annual fees for medical device establishments.

If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements or can request a risk-based classification determination for the device in accordance with the “De Novo” process, which is a route to market novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) or possibly a PMA. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with our determination not to seek a new 510(k) clearance, the FDA may retroactively require us to seek 510(k) clearance or possibly a PMA. The

FDA could also require us to cease marketing and distribution and/or recall the modified device until 510(k) clearance or a PMA is obtained. Also, in these circumstances, we may be subject to significant regulatory fines and penalties.

PMA Approval Pathway

Class III devices require approval of a PMA before they can be marketed, although some pre-amendment Class III devices for which the FDA has not yet required a PMA are cleared through the 510(k) process. The PMA process is more demanding than the 510(k) premarket notification process. In a PMA application, the manufacturer must demonstrate that the device is safe and effective, and the PMA application must be supported by extensive data, including data from preclinical studies and human clinical trials. The PMA application must also contain a full description of the device and its components, a full description of the methods, facilities, and controls used for manufacturing, and proposed labeling. Following receipt of a PMA application, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA application, although in practice, the FDA’s review often takes significantly longer, and can take up to several years. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a pre-approval inspection of the applicant or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QSR. PMA devices are also subject to the payment of user fees.

The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA application constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s). A PMA may include post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and collection of long-term follow-up data from patients in the clinical study that supported the PMA or requirements to conduct additional clinical studies post-approval. The FDA may condition PMA approval on some form of post-market surveillance when deemed necessary to protect the public health or to provide additional safety and efficacy data for the device in a larger population or for a longer period of use. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and to make periodic reports to the FDA on the clinical status of those patients. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the approval.

Certain changes to an approved device, such as changes in manufacturing facilities, methods, or quality control procedures, or changes in the design performance specifications, which affect the safety or effectiveness of the device, require submission of a PMA supplement. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory panel. Certain other changes to an approved device require the submission of a new PMA, such as when the design change causes a different intended use, mode of operation, and technical basis of operation, or when the design change is so significant that a new generation of the device will be developed, and the data that were submitted with the original PMA are not applicable for the change in demonstrating a reasonable assurance of safety and effectiveness. None of our currently developed products require a PMA to be marketed.

De Novo Classification

Medical device types that the FDA has not previously classified as Class I, II or III are automatically classified into Class III regardless of the level of risk they pose. The Food and Drug Administration Modernization Act of 1997 established a new route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the De Novo classification procedure.

This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. Prior to the enactment of the

Food and Drug Administration Safety and Innovation Act of 2012, or FDASIA, a medical device could only be eligible for De Novo classification if the manufacturer first submitted a 510(k) pre-market notification and received a determination from the FDA that the device was not substantially equivalent. FDASIA streamlined the De Novo classification pathway by permitting manufacturers to request De Novo classification directly without first submitting a 510(k) pre-market notification to the FDA and receiving a not substantially equivalent determination. Under FDASIA, the FDA is required to classify the device within 120 days following receipt of the De Novo application. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. In addition, the FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed.

Devices such as ECG devices are generally considered to have moderate risk and are generally classified as Class II devices. Applicants must submit a notification to the FDA demonstrating that its proposed device is either substantially equivalent to a predicate (existing) device that is a Class II, or for devices with no existing predicate they will seek to be designated with a De Novo classification. Through previous interactions and correspondence with the FDA, the Company determined there was not an existing predicate to the MyoVista AI algorithm and therefore was not eligible to submit an application via the more common 510(k) clearance process. The Company also previously received formal notification from the FDA that the regulatory pathway for MyoVista was determined to be with a De Novo classification.

After initial authorization, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) clearance or, depending on the modification, another De Novo classification request, or PMA approval. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k) or a PMA in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or request the recall of the modified device until 510(k) marketing clearance or PMA approval is obtained. Also, in these circumstances, the manufacturer may be subject to significant regulatory fines or penalties. We have previously submitted and intend to seek authorization to market the device through submission of a new De Novo request for the MyoVista device. Delays in receipt or failure to receive the necessary clearances, or the failure to comply with existing or future regulatory requirements, could reduce the Company’s business prospects.

Clinical Trials

Clinical trials are almost always required to support a De Novo request and are sometimes required to support a 510(k) submission. All clinical investigations of investigational devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption, or IDE, regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the Company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval.

In addition, the study must be approved by, and conducted under the oversight of, an Institutional Review Board, or IRB, for each clinical site. The IRB is responsible for the initial and continuing review of the IDE, and may pose additional requirements for the conduct of the study. If an IDE application is approved by the FDA and one or more IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements. Acceptance of an IDE application for review does not guarantee that the FDA will allow the IDE to become effective and, if it does become effective, the FDA may or may not determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study plan or the rights, safety or welfare of human subjects.

During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to FDA regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all reporting and recordkeeping requirements. Additionally, after a trial begins, we, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.

Post-market Regulation

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

•
establishment registration and device listing with the FDA;
•
QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;
•
labeling and marketing regulations, which require that promotion is truthful, not misleading, fairly balanced and provide adequate directions for use and that all claims are substantiated, and also prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; FDA guidance on off-label dissemination of information and responding to unsolicited requests for information;
•
clearance or approval of product modifications to 510(k)-cleared devices, or those re-classified to 510(k) cleared devices, that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices, or approval of a supplement for certain modifications to PMA devices;
•
medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;
•
correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;
•
complying with the new federal law and regulations requiring Unique Device Identifiers (UDI) on devices and also requiring the submission of certain information about each device to the FDA’s Global Unique Device Identification Database (GUDID);
•
the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and
•
post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.

The manufacturing processes for medical devices are required to comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. These requirements impose certain procedural and documentation requirements upon us and our third-party manufacturers related to the methods used in and the facilities and controls used for designing, manufacturing, packaging, labeling, storing, medical devices. As a manufacturer, we will be subject to periodic scheduled or unscheduled inspections by the FDA. Following these inspections, the FDA may assert noncompliance with QSR requirements on a Form 483, which is a report of observations from an inspection, or by way of “untitled letters” or “warning letters” that could cause us or any third-party manufacturers to modify certain activities. A Form 483 notice, if issued at the conclusion of an FDA inspection, can list conditions the FDA investigators believe may have violated QSR or other FDA requirements. We cannot be certain that we or our present or any future third-party manufacturers or suppliers will be able to comply with QSR or other FDA regulatory requirements to the agency’s satisfaction. Failure to comply with these obligations may lead to possible legal or regulatory enforcement action by the FDA.

The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that we failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:

•
warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;
•
recalls, withdrawals, or administrative detention or seizure of our device;
•
operating restrictions or partial suspension or total shutdown of production;
•
refusing or delaying requests for 510(k) marketing clearance or PMA approvals of new products or modified products;
•
withdrawing 510(k) clearances or PMA approvals that have already been granted;
•
refusal to grant export or import approvals for our device; or
•
criminal prosecution.

Advertising and Promotion

The FDA and other regulatory agencies closely regulate the post-approval marketing and promotion of medical devices, including standards and regulations for direct-to-consumer advertising, communications about unapproved uses, industry-sponsored scientific and educational activities and promotional activities involving the internet. Devices may be marketed only for the approved or cleared indications and in accordance with the provisions of the approved or cleared label.

Foreign Regulation

As we plan to market our device in the EU and other foreign markets, in addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our device in foreign countries. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement also vary greatly from country to country and such regulatory requirements have been changing and increasing in some countries. We may be unable to maintain regulatory qualifications, clearances, approvals or CE Certificates of Conformity in these countries or to obtain clearances or approvals in other countries. We may incur significant costs in attempting to obtain, renew, or modify foreign regulatory clearances or approvals, qualifications or CE Certificates of Conformity. If we experience difficulties in receiving, maintaining, renewing or modifying necessary qualifications, clearances, approvals or CE Certificates of Conformity to market our products outside the United States, or if we fail to receive, renew, modify or maintain those qualifications, clearances, approvals or CE Certificates of Conformity, we may be unable to market our products or enhancements in certain international markets effectively, or at all. We previously received CE clearance for marketing the MyoVista in Europe and will continue efforts to maintain regulatory approval in Europe.

On April 5, 2017, a new regulation on medical devices was adopted to establish a modernized and more robust European Union legislative framework, with the aim of ensuring better protection of public health and patient safety: Regulation (EU) 2017/745 of the European Parliament and of the Council of 5 April 2017 on medical devices, amending Directive 2001/83/EC, Regulation (EC) No 178/2002 and Regulation (EC) No 1223/2009 and repealing Council Directives 90/385/EEC and 93/42/EEC, which became applicable from May 26, 2021, or the EU MDR. The EU MDR repeals and replaces the EU Medical Devices Directive and unlike directives, which must be given effect through transposition into the national domestic laws of the member states of the EEA, or the Relevant States, regulations are directly applicable (i.e., without the need for transposition into national laws implementing them) in all Relevant States. The EU MDR is also applicable in the EEA. Regulations (as EU law instruments) must be applied in their entirety across the EU so that legal acts are automatically and uniformly applied to all EU countries as soon as they enter into force to minimize variations that may arise in transposition of EU law into national law. These modifications may have an effect on the way we design and manufacture products and conduct our business in the EU and EEA. For example, as a result of the transition towards the new regime, organizations accredited by a Relevant State to conduct conformity assessments, or Notified Bodies, have lengthened their review times, and product introductions or modifications could be delayed or cancelled or otherwise rejected, which could adversely affect our ability to grow our business.

The Company previously achieved a CE Mark under the EU Medical Devices Directive, or the MDD, in February 2017. The MDD was established on June 14, 1993, but the MDD regulatory framework has since been replaced by the EU MDR. In order to sell in member countries of the European Economic Area, or EEA, our device must now comply with the essential requirements of the newer, updated regulatory framework or EU MDR. An updated CE mark certificate under EU MDR will entitle the Company to market the MyoVista in the European Economic Area as well as other countries for which CE Mark represents an appropriate regulatory standard.

Intellectual Property

Our technology is protected by a patent portfolio as well as trade secrets, which together comprise an important part of technology protection especially when developing proprietary algorithms. We believe that the combination of patents and trade secrets create valuable competitive barriers for HeartSciences.

The USPTO has issued five utility patents and one design patent to us, and has allowed one further utility patent application. These patents expire from March 5, 2029 to August 27, 2040. We also have seven utility patents (which expire from September 20, 2036 to March 9, 2037) and fourteen design registrations granted by international jurisdictions such as China, Japan, South Korea, the United Kingdom, France, Germany and Australia, and have received allowances of further applications by the European Patent Office and in Israel. We also have several pending patent applications in several international jurisdictions including Brazil, Canada, India, South Korea, Mexico and the United Arab Emirates.

The following chart includes a list of the five utility patents that have been granted to us by the USPTO:

Patent No.	Patent Title	Description of General Subject Matter	Expiration Date
US 8219186	System and method for scanning the heart	Medical apparatus for scanning the heart to locate and detect heart malfunctions, vascular and nonvascular plaque and ischemia.	March 5, 2029
US 9700226 US 10561327 (continuation of US 9700226)	Quantitative Heart Testing	Heart condition and function can be quantified using repolarization measures and/or repolarization indices derived from a time-frequency transform of an electrocardiogram.	September 20, 2036

US 10170846 US 11336034 (division of US 10170846)	Electrode and Cable Connectors in Electrocardiography	Patient cable connecting one or more electrodes to a processing device for processing ECG signals may include one or more electrode connectors mechanically keyed to respective electrodes.	March 9, 2037
US 10856756	Time-Frequency Analysis of Electrocardiograms

Electrocardiograms can be analyzed in the time-frequency domain, following conversion into time-frequency maps, to determine characteristics or features of various waveforms, such as waveform morphology and/or the amplitude(s) and location(s) (in time and/or frequency) of one or more extrema of the waveform.

September 11, 2038

The following chart includes a list of the trademarks that we have registered with the USPTO:

Application No.	Trademark	Type of Trademark
87/073,995	HEART TEST LABORATORIES	Design
87/073,975	MYOVISTA	Design
87/460,853	HEARTSCIENCES	Word
87/460,859	Heart Logo	Design
87/888,945	wavECG	Word

MyoVista Technology Agreement

In 2014, the Company entered into a technology agreement, which we refer to as the MyoVista Technology Agreement, with the inventor of certain specified MyoVista technology and proprietary and intellectual property rights thereto (including patents, copyright, trademarks, trade secrets and know-how). In the MyoVista Technology Agreement, the inventor conveyed ownership of all his rights in the MyoVista to us. In exchange, we (a) issued promissory notes in the amounts of $448,000, $700,000 and $300,000, payable to the inventor, all of which have been paid, and (b) entered into a security agreement with the inventor that requires us to pay the inventor royalties on any sales of the MyoVista. Royalty payments are $500 per device for the first 2,400 devices sold and then $200 per device thereafter until the aggregate amount of royalties paid to the inventor equals $3.5 million which, in any event, is the maximum amount we are required to pay in royalties under the MyoVista Technology Agreement.

Glasgow Licensing Agreement

In December 2015, we entered into a licensing agreement, which we refer to as the Glasgow Licensing Agreement, with The University Court of the University of Glasgow, under which we obtained a non-exclusive, worldwide license, automatically renewing every five years, to software modules for an Android platform for analysis of resting 12-lead electrocardiograms and all intellectual property rights (including patents, copyright, trademarks, trade secrets and know-how) relating to the software modules, which are collectively referred to in only this section as the Glasgow Technology, to be used in the MyoVista. The Glasgow Licensing Agreement also granted the Company the right to sub-license all of the Company’s rights under the Glasgow Licensing Agreement to any third party to, among other things, manufacture, assemble, market, distribute and sell the MyoVista product containing the Glasgow Technology. Under the Glasgow Licensing Agreement, we are currently obliged to pay, per 12-month period, the greater of (i) $42,236, subject to a 3% increase each year, or (ii) the aggregate amount of royalties owed per MyoVista sold, which is $53.04 per unit for the first 2,000 sold, $42.44 per unit for the next 3,000 sold and $37.13 per unit thereafter, subject to a 3% increase each year.

Preparations for Manufacturing

At this time, we have fully functional hardware versions of the MyoVista, which have also been used in most of our medical clinical studies. We have a scalable manufacturing strategy and have engaged Benchmark Electronics, a firm with deep experience in manufacturing medical devices.

Benchmark Electronics is an NYSE listed US-based medical device manufacturing organization that is FDA Registered and ISO 13485 Certified and has over 30 years of product manufacturing experience.

Research and Development

The Company’s R&D staff designs the hardware, software and AI-based algorithms. Hardware development assistance is provided by outside consulting firms. The Company internally develops the signal processing software elements along with outside assistance. The user interface elements of the software are designed by the Company along with the assistance of outside consultants. The data science work necessary to build the AI-based algorithms is performed both internally and externally using outside consultants. Incorporation of all software elements into the MyoVista hardware is performed internally. We currently employ five full-time R&D staff.

We believe our research demonstrates the potential to develop further algorithms for a range of additional or alternative clinical indications. Studies involving use of the MyoVista have already been published as an example of alternative clinical indications. We believe that, in the future, the ECG will have significantly greater clinical value and will facilitate far more effective heart disease screening and referral.

Future Products

Our future plans include the development of additional algorithms for different clinical indications, additional hardware platforms and cloud-based services that allow other ECG devices to send standard ECG recordings and have them evaluated using our algorithms. Additional development opportunities could include development of a version of the algorithm to run on smartphones or tablets or a lower cost version of the MyoVista.

The Company has already cooperated with cardiology researchers to assist them in the development of three proof-of-concept algorithms in key specific areas of heart disease beyond cardiac dysfunction. For example, a proof-of-concept algorithm was developed to detect abnormally high coronary artery calcium scores; the results were published in the European Heart Journal in November 2020. Two additional proof-of-concept algorithms were developed by researchers and results presented as abstracts. A proof-of-concept algorithm was developed to predict which heart disease patients were at a higher risk for having a major adverse cardiac event, or MACE, within three years, and results were presented at the annual ACC conference in April 2021. In addition, a proof-of-concept algorithm has also been developed to detect patients that have valvular heart disease; results will be presented at the ACC conference in March 2022. Some additional opportunities for new algorithms include reduced ejection fraction and CAD.

Available Information

Our principal executive offices are located at 550 Reserve Street, Suite 360, Southlake, Texas 76092. Our telephone number is (682)-237-7781 and our web address is www.heartsciences.com. Financial and other information can be accessed on the “Investors” section of our website. We make available through our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Also posted on our website are certain corporate governance documents, including our Code of Business Conduct and Ethics. The reference to our website is textual in reference only, and the information included or referred to on, or accessible through, our website does not constitute part of, and is not incorporated by reference into, this report or any other filing.

We also file periodic reports, proxy statements and other information with the SEC. Such reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at (800) SEC-0330. In addition, the SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements and other information.

Item 1A. Risk Factors

Our business is subject to numerous risks, as more fully described below in this "Risk Factors" section. The following is a summary of the most significant risks and uncertainties that we believe could adversely affect our business, financial condition, and results of operations. In addition to the following summary, you should read the other information set forth below in this “Risk Factors” section before you invest in our securities. In particular, our risks include, but are not limited to, the following:

Risks Related to Our Financial Condition and Capital Requirements:

•
We have a limited operating history and we have incurred significant operating losses since our inception, and anticipate that we will incur continued losses for the foreseeable future;
•
Our future operating results are dependent on regulatory approval for the MyoVista, which we have not received as of the date of filing of this Annual Report on Form 10-K;
•
We will need to raise substantial additional funding, which may not be available on acceptable terms, or at all. Failure to obtain funding on acceptable terms and on a timely basis may require us to curtail, delay or discontinue our development efforts and other operations;
•
All of our assets are subject to security interests; and
•
There is substantial doubt about our ability to continue as a going concern, which could prevent us from obtaining new financing either on reasonable terms or at all.

Risks Related to Our Business and Industry:

•
Our future success depends on our ability to develop, receive regulatory clearance or approval for, and introduce the MyoVista to the market in a timely manner. If we do not obtain and maintain the regulatory registrations and clearances for our device, we will be unable to market and sell the MyoVista in the United States, Europe or other regions;
•
Our success will be dependent upon physician acceptance; and
•
If third-party payors do not provide adequate coverage and reimbursement for the use of the MyoVista, our revenue will be negatively impacted.

Risks Related to Product Development and Regulatory Approval:

•
Our device and operations are subject to extensive government regulation and oversight both in the U.S. and abroad, and our failure to comply with applicable requirements could harm our business;
•
If and when our products are ready for sales launch into the U.S., modifications to our marketed products may require new 510(k) clearances, or may require us to cease marketing or recall the modified products until clearances or approvals are obtained;
•
Clinical studies may be necessary to support future product submissions to the FDA. The clinical trial process is lengthy and expensive with uncertain outcomes, and often requires the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Delays or failures in our clinical studies will prevent us from launching sales of modified or new products into the U.S. and will adversely affect our business, operating results and prospects; and
•
Medical device development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies may not be predictive of future study results.

Risks Related to Our Intellectual Property:

•
If we are unable to obtain and maintain effective patent rights for our device, we may not be able to compete effectively in our markets. If we are unable to protect the confidentiality of our trade secrets or know-how, such proprietary information may be used by others to compete against us;
•
Intellectual property rights of third parties could adversely affect our ability to market our device, and we might be required to litigate or obtain licenses from third parties in order to develop or market our device. Such litigation or licenses could be costly or not available on commercially reasonable terms; and
•
We may be subject to claims challenging the inventorship of our intellectual property.

Risks Related to the Ownership of our Securities:

•
Although our Common Stock and IPO Warrants began trading on The Nasdaq Stock Market LLC on June 15, 2022, we do not know whether an active, liquid trading market for our Common Stock or IPO Warrants will develop or, if developed, be sustained, or what the trading price of our Common Stock or IPO Warrants will be in the future. Our Common Stock and IPO Warrants may trade at a price below the price you paid and it may be difficult for you to sell the Common Stock or IPO Warrants you purchase;
•
The market price of our Common Stock and IPO Warrants may be highly volatile, and you could lose all or part of your investment;
•
Future sales of a substantial number of shares of our Common Stock by our existing shareholders could cause our stock price to decline; and
•
If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they publish negative reports regarding our business or our securities, our share price and trading volume could decline.

RISK FACTORS

Investing in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the financial statements and related notes, before deciding whether to purchase our securities. If any of the following risks are realized, our business, operating results, financial condition and prospects could be materially and adversely affected. In that event, the price of our Common Stock or IPO Warrants could decline, and you could lose part or all of your investment.

Risks Related to Our Financial Condition and Capital Requirements

We have a limited operating history and we have incurred significant operating losses since our inception, and anticipate that we will incur continued losses for the foreseeable future.

We are a development-stage medical device company with a limited operating history. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the medical device industry. To date, we have generated limited revenue from the sale of the MyoVista during its development stage. We have incurred losses in each year since our inception, including net losses of approximately $4.8 million and $2.4 million for Fiscal 2022 and Fiscal 2021, respectively. As of April 30, 2022, we had an accumulated deficit of approximately $54.4 million and stockholder’s deficit of approximately $6.1 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for additional information.

Even if we obtain regulatory approval for sales launch of the MyoVista into the U.S., our future revenue will depend upon the size of the market in which the device or any future product receives approval as well as our ability to achieve sufficient market acceptance, pricing, and reimbursement from third-party payors, which we may never achieve.

We also anticipate that our expenses will increase substantially if and as we:

•
continue research and development;
•
are granted regulatory and marketing approvals;
•
establish a sales, marketing, and distribution infrastructure;
•
seek to identify, assess, acquire, license, and/or develop subsequent generations of the MyoVista and any new products;
•
seek to maintain, protect, and expand our intellectual property portfolio;
•
seek to attract and retain skilled personnel;
•
create additional infrastructure to support our operations as a public company as well as our device development and planned future marketing efforts; and
•
experience any delays or encounter issues with respect to any of the above, including, but not limited to, failed studies, complex results, safety issues or other regulatory challenges that require longer follow-up of existing studies or additional supportive studies in order to pursue marketing approval.

We expect to continue to incur significant operating losses for the foreseeable future. As a result of the numerous risks and uncertainties associated with developing a medical device, we are unable to predict the extent of any future losses or whether we will ever achieve and maintain profitability. Further, the operating losses that we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. Other unanticipated costs may also arise.

Our future operating results are dependent on regulatory approval for the MyoVista, which we have not received as of the date of filing of this Annual Report on Form 10-K.

The MyoVista is our only current product candidate. As a result, the success of our business plan is entirely dependent on our ability to obtain regulatory approval and to subsequently develop, manufacture and launch sales of the MyoVista into the U.S. Our failure to do so would likely cause our business to fail. Successful marketing of medical devices is a complex, lengthy, costly and uncertain process, dependent on the efforts of management, manufacturers, local operators, integrators, medical professionals, third-party payors, as well as general economic conditions, among other factors. For more information, see “—Risks Related to Our Business and Industry—Our future success depends on our ability to develop, receive regulatory clearance or approval for, and introduce the MyoVista to the market in a timely manner. If we do not obtain and maintain the regulatory registrations and clearances for our device, we will be unable to market and sell the MyoVista in the United States, Europe or other regions.” Any factor that adversely impacts the approval, development and sales launch of the MyoVista into the U.S. will have a negative impact on our business, financial condition and results of operations. We may face several challenges with respect to launching sales of the MyoVisto into the U.S. including, among others, that:

•
we may fail to obtain regulatory clearance or approvals or, even if regulatory approval is obtained, we may face adverse regulatory and/or legal actions;
•
we may not have adequate financial or other resources to properly market the MyoVista or sell it in economically viable quantities;
•
we may not be able to manufacture in commercial quantities, at an adequate quality or at an acceptable cost;
•
we may not be able to establish adequate sales, marketing and distribution channels;
•
healthcare professionals and patients may not accept the MyoVista;
•
we may not be able to compete with existing solutions for cardiac screening;
•
technological breakthroughs in heart disease screening solutions may reduce the potential demand for the MyoVista;
•
third-party payors may not agree to reimburse patients for any or all of the charges related to testing the MyoVista, which may adversely affect physicians’ adoption and use of the device; and
•
we may face third-party claims of intellectual property infringement.

If we are unable to obtain regulatory approval and accomplish any one or more of the challenges listed above, our ability to effectively launch sales of the MyoVista into the U.S. could be limited, which in turn could have a material adverse effect on our business, financial condition and results of operations. For additional information regarding risks related to our ability to successfully develop, market and sell the MyoVista, see “—Risks Related to Our Business and Industry—Our success will be dependent upon physician acceptance.”

We will need to raise substantial additional funding, which may not be available on acceptable terms, or at all. Failure to obtain funding on acceptable terms and on a timely basis may require us to curtail, delay or discontinue our development efforts and other operations.

If we are unable to obtain funding on a timely basis, we may (i) not be able to complete the process of FDA clearance, (ii) need to significantly curtail, delay or discontinue our efforts to launch sales of the MyoVista into the U.S. if FDA clearance is achieved or (iii) be unable to continue operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations. Even if we achieve FDA clearance with the proceeds of the IPO, we expect that we will require substantial additional capital for sales launch and marketing of the MyoVista. In addition, our planned expenses and operations may change as a result of many factors that could be currently unknown to us and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors including:

•
the progress, results and costs of our ongoing and planned studies and, if applicable, clinical trials of the MyoVista as well as any future products and services;

•
the cost, timing and outcomes of regulatory review of current and any future products and services;
•
the scope, progress, results and costs of product development, testing, manufacturing, pre-clinical development and, if applicable, clinical trials for any other product that we may develop or otherwise obtain in the future;
•
the cost of our future activities, including establishing sales, marketing and distribution capabilities for the MyoVista, in any particular geography, where we receive marketing and/or regulatory approval;
•
the terms and timing of any collaborative, licensing, payment plan and/or other arrangements that we may establish;
•
the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
•
the level of revenue, if any, received from commercial sales of the MyoVista if we receive approval for sales launch of the MyoVista into the U.S.

We could also be required to seek additional funds at an earlier stage than would otherwise be desirable and, as a result, we may be required to relinquish rights to some of our intellectual property, our device, or otherwise agree to terms unfavorable to us or our shareholders, any of which may have a material adverse effect on our business. Even if we believe that we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic objectives such as acquiring IP, partnering with a vendor or other worthwhile business endeavors.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and launch sales of the MyoVista and any future product into the U.S. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all.

All of our assets are subject to security interests.

Our ability to service our indebtedness will depend upon, among other things, further funding. A breach of the terms and conditions of our indebtedness would likely result in an event of default. If an event of default occurs (after any applicable notice and cure periods), the lenders would be entitled to accelerate the repayment of amounts outstanding (including accrued and unpaid interest and fees). Upon such a default, the lenders could also foreclose against any collateral securing such obligations, which consists of all of our assets. In addition to the assets securing our indebtedness, our obligation to pay certain royalties to the inventor of certain specified MyoVista technology and proprietary and intellectual property rights thereto (including patents, copyright, trademarks, trade secrets and know-how) is secured by a first lien security interest. If we fail to pay those royalties, the inventor could foreclose on the technology. For more information, please see “Business—Intellectual Property.” If any such foreclosure occurred, we would likely not be able to continue to operate as a going concern.

There is substantial doubt about our ability to continue as a going concern, which could prevent us from obtaining new financing either on reasonable terms or at all.

Our independent registered public accounting firm has issued an opinion on our audited financial statements included in this Annual Report on Form 10-K that contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern because we have experienced recurring losses, negative cash flows from operations, and have a working capital deficiency. These events and conditions indicate that a material uncertainty exists that may cast significant doubt on our ability to continue as a going concern. The perception that we may not be able to continue as a going concern may have a material adverse effect on our share price and our ability to raise new capital (whether it is through the issuance of equity or debt securities or otherwise), enter into critical contractual relations with third parties and otherwise execute our business objectives. Until we can generate significant recurring revenues, we expect to satisfy our future cash needs through debt or equity financing. We cannot be certain that additional funding will be available to us on acceptable terms, if at all. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

If we are unable to continue as a going concern, we may have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

Risks Related to Our Business and Industry

Our future success depends on our ability to develop, receive regulatory clearance or approval for, and introduce the MyoVista to the market in a timely manner. If we do not obtain and maintain the regulatory registrations and clearances for our device, we will be unable to market and sell the MyoVista in the United States, Europe or other regions.

In the United States, before we can market a new medical device, or a new use of, new claim for or significant modification to, an existing product, we must first receive either approval of a Premarket Approval Application, or PMA, clearance under Section 510(k), or be granted a De Novo classification, in accordance with the Federal Food, Drug, and Cosmetic Act, or the FDCA. For additional information on the PMA or the De Novo classification processes, see “Business—FDA and Other Government Regulation.”

The FDA can delay, limit or deny clearance or approval of a medical device for many reasons, including:

•
we may not be able to demonstrate to the FDA’s satisfaction that the MyoVista is safe and effective for its intended use;
•
the data from our pre-clinical studies and clinical trials may be insufficient to support clearance or approval, where required;
•
the manufacturing process or facilities we use or contract to use may not meet applicable requirements; and
•
disruptions at the FDA caused by funding shortages or global health concerns, including the COVID-19 pandemic.

We previously submitted a De Novo application in late 2019. The FDA determined that the Company would need to undertake a new algorithm validation clinical study using patients gathered from institutions that were not part of the studies used for algorithm development. Due to the time of completion of the study, submission of the new validation study results requires a new De Novo submission. The new validation study is currently underway and we intend to submit a new De Novo application for the MyoVista later in the fiscal year ending April 30, 2023. Additional clinical studies are being conducted as part of the outcome of the previous application process. The De Novo process can be expensive, lengthy and unpredictable. De Novo classification requests require the performance of at least one clinical trial. Despite the time, effort and cost, we may not ultimately be successful in completing the review process and our De Novo application may not be granted by the FDA in a timely manner or at all. Any delay or failure to obtain necessary regulatory clearances or approvals could harm our business. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the MyoVista, which may limit the market for the device in the United States.

In order to sell the device in member countries of the European Economic Area, or EEA, our device must comply with the essential requirements of the EU Medical Device Regulation (EU) 2017/745, or EU MDR. Compliance with these requirements is a prerequisite to be able to affix the Conformité Européene, or CE, mark to our device, without which it cannot be sold or marketed in the EEA. For additional information on the PMA or the De Novo classification processes, see “Business—FDA and Other Government Regulation.”

The Company previously achieved a CE Mark under the EU Medical Devices Directive or the MDD in February 2017. The Medical Device Directive was established on June 14, 1993 but the EU Medical Devices Directive, or the MDD regulatory framework, has since been replaced by EU MDR. In order to sell in member countries of the European Economic Area, or EEA, our device must now comply with the essential requirements of the newer, updated regulatory framework or EU MDR. Our CE Mark issued under the MDD lapsed in February 2022 and we will need to establish compliance under EU MDR. An updated CE mark certificate under EU MDR, which we have not yet obtained, would entitle the Company to market the MyoVista in the European Economic Area as well as other countries for which CE Mark represents an appropriate regulatory standard.

Sales of our device outside of the United States and the EEA are also subject to foreign regulatory requirements that vary widely from country to country. Approval procedures vary among countries and can involve additional testing. Complying with foreign regulatory requirements, including obtaining registrations, clearances or approvals, can be expensive and time-consuming, and we may not receive regulatory clearances or approvals in each country in which we plan to market our device or we may be unable to do so on a timely basis. If we modify our device, we may need to apply for additional regulatory clearances or approvals before we are permitted to sell the modified device. In addition, we may not continue to meet the quality and safety standards required to maintain the authorizations that we have received. If we are unable to maintain our authorizations in a particular country, we will no longer be able to sell the applicable device in that country.

Regulatory clearance or approval by the FDA does not ensure registration, clearance or approval by regulatory authorities in other countries, and registration, clearance or approval by one or more foreign regulatory authorities does not ensure registration, clearance or approval by regulatory authorities in other foreign countries or by the FDA. However, a failure or delay in obtaining registration or regulatory clearance or approval in one country may have a negative effect on the regulatory process in others.

Our success will be dependent upon physician acceptance.

Our future growth and profitability largely depend on our ability to increase physician awareness of the MyoVista and on the willingness of hospitals, physicians, patients and/or third-party payors to use it. These parties may not use our device unless they are able to determine, based on experience, clinical data, medical society recommendations and other analyses, that our device is safe, effective and cost-effective, on a stand-alone basis and relative to our competitors’ products. If we fail to deliver a device that physicians want to use, our revenue potential, financial results and business may be significantly harmed. Even if we are able to deliver a superior device and are able to raise physician awareness of our device through effective marketing, physicians tend to be slow in making changes to their medical treatment practices and may be hesitant to select our device as their preferred diagnostic device for a variety of reasons, including:

•
long-standing relationships with competing companies and distributors that sell competing devices;
•
lack of experience with the MyoVista and concerns that we are new to market;
•
lack or perceived lack of sufficient clinical evidence, including long-term data, supporting safety or clinical benefits; and
•
time commitment and skill development that may be required to gain familiarity and proficiency with the MyoVista.

Physicians play a significant role in determining the course of a patient’s treatment and, as a result, the type of treatment that will be utilized and provided to a patient. We intend to focus our sales, marketing and education efforts on educating cardiologists and any other potential referring physicians. However, if physicians do not perceive the MyoVista to be useful and reliable, we may not be able to attract or retain customers.

If third-party payors do not provide adequate coverage and reimbursement for the use of the MyoVista, our revenue will be negatively impacted.

The MyoVista does not currently have coverage and reimbursement approved for third-party payor coverage or reimbursement. Such reimbursement, if and when approved, will vary based on the identity of the third-party.

Our ability to successfully launch sales of the MyoVista into the U.S. and achieve market acceptance of the MyoVista depends, in significant part, on the availability of adequate financial coverage and reimbursement from third-party payors, including governmental payors (such as the Medicare and Medicaid programs in the U.S.), managed care organizations and private health insurers. Third-party payors decide which treatments they will cover and then establish reimbursement rates for those treatments. If approved and successfully marketed, we expect that the MyoVista may be purchased by hospitals and other providers who will then seek reimbursement from third-party payors for the use of the MyoVista and, in many cases, the decision whether or not to purchase the MyoVista will be dependent upon whether or not such purchaser will be able to seek reimbursement.

Increasingly, third-party payors are also examining the cost effectiveness of products, in addition to their safety and efficacy, when making coverage and payment decisions. Third-party payors have also instituted initiatives to limit the growth of healthcare costs using, for example, price regulation or controls and competitive pricing programs. Some third-party payors also require demonstrated superiority, on the basis of randomized clinical trials, or pre-approval of coverage, for new or innovative devices before they will reimburse healthcare providers who use such devices. Additionally, there is no uniform policy for coverage and reimbursement in the U.S., and coverage and reimbursement can differ significantly from payor to payor. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from the Medicare coverage determination process. It is uncertain whether the MyoVista will be viewed as sufficiently cost effective to warrant coverage and adequate reimbursement levels for use in any given jurisdiction.

We expect to engage with the American Medical Association, or AMA, and American College of Cardiology to gain approval for use of the standard ECG reimbursement coding for the conventional ECG functions of the MyoVista. We will also seek to have private third-party payors provide reimbursement for the wavECG proprietary algorithm, or the MyoVista Algorithm. We cannot assure you that these efforts will be successful to our obtaining third-party payor reimbursement. The lack of reimbursement from third-party payors would have an adverse effect on our revenues, which could have an adverse effect on our business, financial condition and results of operations.

Reimbursement systems in international markets vary significantly by country and, within some countries, by region and reimbursement approvals must be obtained on a country-by-country or a region-by-region basis. In certain international markets, a product must be approved for reimbursement before it can be approved for sale in that country. Furthermore, many international markets have government-managed healthcare systems that control reimbursement for new devices. In most markets, there are private insurance systems as well as government-managed systems. For more information regarding the process of receiving reimbursement approval, please see “Business—Market Strategy—Reimbursement.”

We will be dependent upon third-party manufacturers and suppliers, making us vulnerable to supply shortages and problems, increased costs and quality or compliance issues, any of which could harm our business.

The MyoVista consists mostly of off-the-shelf components and once we are able to sell the MyoVista, we will need to rely on third parties to supply components and assemble the components into a completed device. Any third-party supplier that we work with, and may eventually depend on, could encounter problems during sourcing and manufacturing that could delay or impede such supplier’s ability to meet our requirements. Any reliance on these third-party suppliers will also subjects us to other risks that could harm our business, including:

•
we are not currently a major customer of any of our suppliers, and these suppliers may therefore give other customers’ needs higher priority than ours;
•
we may not be able to obtain an adequate supply in a timely manner or on commercially reasonable terms;
•
our suppliers may make errors in manufacturing that could negatively affect the efficacy or safety of our device or cause delays in shipment;
•
we may have difficulty locating and qualifying alternative suppliers;
•
switching components or suppliers may require product redesign and possibly additional future submission(s) to the FDA or other similar foreign regulatory agencies, which could impede or delay our commercial activities;
•
one or more of our suppliers may be unwilling or unable to supply components of our device;
•
the occurrence of a fire, natural disaster or other catastrophe impacting one or more of our suppliers may affect their ability to deliver products to us in a timely manner; and

•
our suppliers may encounter financial or other business hardships unrelated to our demand, which could inhibit their ability to fulfill our orders and meet our requirements.

We may not be able to quickly establish additional or alternative suppliers if necessary, in part because we may need to undertake additional activities and incur additional expenses to establish such suppliers as required by the regulatory approval process. Any interruption or delay in obtaining products from our third-party suppliers, or our inability to obtain products from qualified alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to switch to competing products. Given our reliance on certain suppliers, we may be susceptible to supply shortages while looking for alternate suppliers.

Medical device development is costly and involves continual technological change in order to remain competitive which may render the MyoVista obsolete.

Even if we are successful in obtaining regulatory clearance or approval for the MyoVista and are able to launch sales of the MyoVista into the U.S., our future success will depend on our ability to enhance the MyoVista as well as develop or acquire new technologies to keep pace with technological developments, evolving industry standards, as well as responses to changes in customer needs and expectations. The market for medical devices is unique due to factors such as: rapid technological change, medical advances, short device lifecycles, changing regulatory requirements and evolving industry standards.

Any one of these factors could either reduce potential demand for the MyoVista or require substantial resources and expenditures for, among other things, research, design and development, to avoid technological or market obsolescence. A failure to adequately develop enhancements and improvements to the MyoVista or acquire new devices that will address changing technologies and customer requirements adequately, or to introduce such devices on a timely basis, may have a material adverse effect on our business, financial condition and results of operations. We might have insufficient financial resources to improve the MyoVista at a competitive rate, if at all. Technological advances by one or more competitors or future entrants into the field may result in the MyoVista becoming non-competitive or obsolete, which may adversely affect our business and results of operations.

We face intense competition in the market and, as a result, we may be unable to effectively compete in our industry.

Many of our competitors, such as General Electric Company, or GE, Koninklijke Philips N.V., or Philips, and Hill-Rom Holdings, Inc., or Hill-Rom, have long histories and strong reputations within the industry. These competitors have significantly greater brand recognition, and financial and human resources than we do. They also have more experience and capabilities in researching and developing diagnostic devices, obtaining and maintaining regulatory clearances and other requirements, manufacturing and marketing those products than we do. There is a significant risk that we may be unable to overcome the advantages held by our competition, and our inability to do so could lead to the failure of our business and the loss of your investment. In addition, we may be unable to develop additional products in the future or to keep pace with developments and innovations in the market and lose market share to our competitors.

Medical device markets, and more specifically ECG technologies and solutions markets, are competitive, which can lead to, among other things, price reductions, longer selling cycles, lower product margins, loss of market share and additional working capital requirements. To succeed, we must, among other critical matters, gain consumer acceptance for our device as compared to other solutions currently available in the cardiac screening market or advanced cardiac screening offering. For more information regarding risks related to our dependence on physician acceptance, see “—Our success will be dependent upon physician acceptance.”

If our competitors offer significant discounts on certain products and solutions, we may need to lower our prices or offer other favorable terms in order to compete successfully. Any broad-based changes to our prices and pricing policies could make it difficult to generate revenues or cause our revenues to decline. Moreover, if our competitors develop and market products and solutions that are more effective or desirable than products and solutions than we may develop, we may not convince our customers to use our products and solutions. Any such changes would likely reduce our commercial opportunity and revenue potential and could materially adversely impact our operating results.

If we are not able to attract and retain highly skilled managerial, scientific, technical and marketing personnel, we may not be able to implement our business model successfully.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management as well as clinical and scientific personnel to implement our business strategy. We are highly dependent upon our senior management, our employees, consultants and scientific and medical collaborators. Our management team must be able to act decisively to apply and adapt our business model in the rapidly changing markets in which we will compete. In addition, we rely upon technical and scientific employees or third-party contractors to effectively establish, manage and grow our business. In order to attract and retain highly skilled managerial, sales, scientific and technical personnel, we may need to pay them higher compensation or fees than currently expected and such higher compensation may have a negative effect on our operating results. Competition for experienced, high-quality personnel in the medical device field is intense. Our failure to hire and retain quality personnel on acceptable terms could impair our ability to develop new products and services and manage our business effectively.

We may need to expand our organization and we may experience difficulties in recruiting additional employees and consultants, which could disrupt our operations.

As our development and marketing plans and strategies develop, we will likely need additional managerial, operational, sales, marketing, financial, legal and other resources. The competition for qualified personnel in the medical device industry is intense. Due to this intense competition, we may be unable to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

Our management may need to divert its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require capital expenditures and may divert financial resources from other projects, such as the development of additional medical device products. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to market and sell medical device products and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Our management team has limited experience managing a public company.

Some members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies in the United States. Our management team may not successfully or efficiently manage our recent transition to being a public company due to significant regulatory oversight and reporting obligations under the U.S. federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, any committees of our Board of Directors, or as executive officers and/or adversely affect our business, financial condition, results of operations and prospects.

We manage our business through a small number of employees and key consultants.

As of July 28, 2022, we had 12 full-time employees and several independent consultants. Our future growth and success depend, to a large extent, on the continued service of members of our current management. Any of our employees and contractors may leave our Company or discontinue services at any time. Our operational success will substantially depend on the continued employment of our management, including our executive officers, technical staff and other key personnel. We do not currently maintain key person life insurance policies on any of our employees. The loss of key personnel may have an adverse effect on our operations and financial performance and adversely affect our ability to execute our business plan.

We expect to conduct business outside of the U.S. and doing so exposes us to additional business, regulatory, political, operational, financial and economic risks.

We plan to conduct business outside of the U.S. which will therefore subject us to a number of risks, including, but not limited to, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses.

Since we anticipate conducting business outside of the U.S., we anticipate that we will be subject to rules and regulations in non-U.S. jurisdictions. In some countries, pricing may be subject to governmental control under certain circumstances. In these countries, pricing negotiations with governmental agencies can take considerable time after the receipt of marketing approval for a medical device. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of the MyoVista to other available products. If reimbursement of our device is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

We are subject to certain U.S. and foreign anticorruption, anti-money laundering, export control, sanctions and other trade laws and regulations. We could face serious consequences for any violations of such laws and regulations.

Among other matters, U.S. and foreign anticorruption, anti-money laundering, export control, sanctions and other trade laws and regulations, which are collectively referred to as Trade Laws, prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors and other partners from authorizing, promising, offering, providing, soliciting or receiving, directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We also expect our non-U.S. activities to increase over time. We plan to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals, and we can be held liable for the corrupt or other illegal activities of our personnel, agents or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

We could become subject to product liability, warranty or similar claims and product recalls that could be expensive, divert management’s attention and harm our business reputation and financial results.

Our business exposes us to an inherent risk of potential product liability, warranty or similar claims and product recalls. The medical device industry has historically been litigious, and we face financial exposure to product liability, warranty or similar claims if the use of the MyoVista were to cause or contribute to injury or death. There is also the possibility that defects in the design or manufacture of the MyoVista may necessitate a product recall. Although we plan to maintain product liability insurance, the coverage limits of these policies may not be adequate to cover future claims. In the future, we may be unable to maintain product liability insurance on acceptable terms or at reasonable costs and such insurance may not provide us with adequate coverage against potential liabilities. A product liability claim, regardless of merit or ultimate outcome, or any product recall could result in substantial costs to us, damage to our reputation, customer dissatisfaction and frustration and a substantial diversion of management attention. A successful claim brought against us in excess of, or outside of, our insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

Our business and operations would suffer in the event of computer system failures, cyber-attacks or a deficiency in our cybersecurity.

Despite the implementation of security measures and safeguards intended to secure our data against impermissible access and to preserve the integrity and confidentiality of our data, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, including under data privacy and protection laws, damage to our reputation, disruption to our operations, and the further development of the MyoVista. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology, or IT, and infrastructure, we may be vulnerable to cyber-attacks by hackers or viruses or breached due to employee error, malfeasance or other disruptions. We rely extensively on IT systems, networks and services, including internet sites, data hosting and processing facilities and tools, physical security systems and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third parties or their vendors, to assist in conducting our business. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by our workforce, others with authorized access to our systems or unauthorized persons could negatively impact operations. The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional dissemination or intentional destruction of confidential information stored in our or our third-party providers’ systems, portable media or storage devices. We could also experience a business interruption, theft of confidential information or reputational damage from industrial espionage attacks, malware or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers. Although the aggregate impact on our operations and financial condition has not been material to date, we may become the target of events of this nature and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent in the industry. There can be no assurance, however, that our efforts will prevent breakdowns or breaches to our or our third-party providers’ databases or systems that could materially and adversely affect our business, financial condition and results of operations.

Our business may be impacted by changes in general economic conditions.

Our business is subject to risks arising from changes in domestic and global economic conditions, including adverse economic conditions in markets in which we operate, which may harm our business. If our future customers significantly reduce spending in areas in which our technology and products are utilized, or prioritize other expenditures over our technology and products, our business, financial condition, results of operations and prospects would be materially adversely affected.

Disruption to the global economy could also result in a number of follow-on effects on our business, including a possible slow-down resulting from lower customer expenditures; inability of customers to pay for products on time, if at all; more restrictive export regulations which could limit our potential customer base; negative impact on our liquidity, financial condition and share price, which may impact our ability to raise capital in the market, obtain financing and secure other sources of funding in the future on terms favorable to us.

In addition, the occurrence of catastrophic events, such as hurricanes, storms, earthquakes, tsunamis, floods, medical epidemics and other catastrophes that adversely affect the business climate in any of our markets could have a material adverse effect on our business, financial condition and results of operations. Some of our operations are located in areas that may be in the future, susceptible to such occurrences.

We face business disruption and related risks resulting from the outbreak of the COVID-19 pandemic, which could have a material adverse effect on our business and results of operations.

COVID-19 continues to mutate which may reduce the efficacy of treatments currently available and the final implications of the pandemic are difficult to estimate at this stage; however, it is clear that it has affected the lives of a large portion of the global population. At this time, the pandemic has caused states of emergency to be declared in various countries, travel restrictions to be imposed globally and quarantines established in certain jurisdictions.

COVID-19 infection of our workforce could result in a temporary disruption in our business activities. The spread of an infectious disease, including COVID-19, may also result in the inability of our manufacturers to deliver components or finished products on a timely basis and may also result in the inability of our suppliers to deliver the parts required by our manufacturers to complete manufacturing of components or finished products. In addition, governments may divert spending from other budgeted resources as they seek to reduce and/or stop the spread of COVID-19. Such events may result in a period of business and manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

Risks Related to Product Development and Regulatory Approval

Our device and operations are subject to extensive government regulation and oversight both in the U.S. and abroad, and our failure to comply with applicable requirements could harm our business.

The MyoVista is subject to extensive regulation in the U.S. and elsewhere, including by the FDA and its foreign counterparts, the U.S. Department of Justice, or the DOJ, and the HHS. The FDA and foreign regulatory agencies regulate, among other things, with respect to our device: design, development and manufacturing; non-clinical and clinical testing, safety, efficacy, labeling, content and language of instructions for use and storage; clinical trials; product safety; establishment registration and device listing; marketing, sales and distribution; pre-market clearance and approval; conformity assessment procedures; record keeping procedures; advertising and promotion; recalls and field safety corrective actions; post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to occur, could lead to death or serious injury; post-market approval studies; and product import and export.

The regulations our product is subject to are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales for any approved, cleared or authorized product. FDA enforces these regulatory requirements through, among other means, periodic unannounced inspections. We do not know whether we will be found compliant in connection with any future regulatory inspections. Moreover, the FDA and state authorities have broad enforcement powers. Failure to comply with applicable regulations could jeopardize our ability to sell our future products, if cleared or approved, and result in enforcement actions such as: adverse publicity; warning, untitled letters, or it has come to our attention letters; fines; injunctions; consent decrees; civil penalties; customer notifications; repair, replacement, or refunds; termination of distribution; recalls or seizures of products; administrative detention of medical devices believed to be adulterated or misbranded; delays in the introduction of products into the market; operating restrictions; total or partial suspension of production; refusal to grant future clearances or approvals for new products, new intended uses or modifications to our device; withdrawals or suspensions of regulatory clearances or approvals in place, resulting in prohibitions on sales of our device; and in the most serious cases, criminal prosecution or penalties. The occurrence of any of these events would have a material adverse effect on our business, financial condition and results of operations and could result in shareholders losing their entire investment.

If and when our products are ready for sales launch into the U.S., modifications to our marketed products may require new 510(k) clearances, or may require us to cease marketing or recall the modified products until clearances or approvals are obtained.

If a De Novo classification is granted, any future modifications to the device may require us to submit a 510(k) premarket notification or obtain FDA approval prior to implementing the change. The FDA requires every manufacturer to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance. A manufacturer may determine that a modification could not significantly affect safety or efficacy and does not represent a major change in its intended use, so that no new clearance or approval is necessary. The FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We may make modifications or add additional features in the future that we believe, based on FDA’s regulatory framework, do not require a new 510(k) clearance or PMA. If the

FDA disagrees with our determination and requires us to submit new 510(k) notifications or even a PMA for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant enforcement actions. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, product introductions or modifications could be delayed or cancelled, which could adversely affect our ability to grow our business.

Clinical studies may be necessary to support future product submissions to the FDA. The clinical trial process is lengthy and expensive with uncertain outcomes, and often requires the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Delays or failures in our clinical studies will prevent us from launching sales of modified or new products into the U.S. and will adversely affect our business, operating results and prospects.

Initiating and completing clinical studies necessary to support any future PMA or De Novo applications, and additional safety and efficacy data beyond that typically required for a 510(k) clearance, for our possible future product candidates, will be time-consuming and expensive and the outcome uncertain. Moreover, the results of early clinical studies are not necessarily predictive of future results, and any product we advance into clinical studies may not have favorable results in later clinical studies. The results of preclinical studies and clinical studies of our device conducted to date and ongoing or future studies and studies of our current, planned or future products may not be predictive of the results of later clinical studies, and interim results of a clinical trial do not necessarily predict final results. Our interpretation of data and results from our clinical studies do not ensure that we will achieve similar results in future clinical studies. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their products performed satisfactorily in preclinical studies and earlier clinical studies have nonetheless failed to replicate results in later clinical studies. Products in later stages of clinical studies may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and earlier clinical studies. Failure can occur at any stage of clinical testing. Our clinical studies may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and non-clinical testing in addition to those we have planned.

The initiation and completion of any of clinical studies may be prevented, delayed, or halted for numerous reasons. We may experience delays in our ongoing clinical studies for a number of reasons, which could adversely affect the costs, timing or successful completion of our clinical studies, including related to the following:

•
we may be required to submit an IDE application to the FDA, which must become effective prior to commencing certain human clinical studies of medical devices, and the FDA may reject our IDE application and notify us that we may not begin clinical studies;
•
regulators and other comparable foreign regulatory authorities may disagree as to the design or implementation of our clinical studies;
•
regulators and/or an Institutional Review Board, or IRB, or other reviewing bodies may not authorize us or our investigators to commence a clinical trial, or to conduct or continue a clinical trial at a prospective or specific trial site;
•
•
we may not reach agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•
clinical studies may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical studies or abandon product development programs;
•
the number of subjects or patients required for clinical studies may be larger than we anticipate, enrollment in these clinical studies may be insufficient or slower than we anticipate, and the number of clinical studies being conducted at any given time may be high and result in fewer available patients for any given clinical trial, or patients may drop out of these clinical studies at a higher rate than we anticipate;

•
our third-party contractors, including those manufacturing products or conducting clinical studies on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•
we might have to suspend or terminate clinical studies for various reasons, including a finding that the subjects are being exposed to unacceptable health risks;
•
we may have to amend clinical trial protocols or conduct additional studies to reflect changes in regulatory requirements or guidance, which we may be required to submit to an IRB and/or regulatory authorities for re-examination;
•
regulators, IRBs, or other parties may require or recommend that we or our investigators suspend or terminate clinical research for various reasons, including safety signals or noncompliance with regulatory requirements;
•
the cost of clinical studies may be greater than we anticipate;
•
clinical sites may not adhere to the clinical protocol or may drop out of a clinical trial;
•
we may be unable to recruit a sufficient number of clinical trial sites;
•
regulators, IRBs, or other reviewing bodies may fail to approve or subsequently find fault with our manufacturing processes or facilities of third-party manufacturers with which we enter into agreement for clinical and commercial supplies, the supply of devices or other materials necessary to conduct clinical studies may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply;
•
approval policies or regulations of the FDA or applicable foreign regulatory agencies may change in a manner rendering our clinical data insufficient for approval; and
•
our current or future products may have undesirable side effects or other unexpected characteristics.

Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical studies may also ultimately lead to the denial of regulatory approval of our product candidates.

Clinical studies must be conducted in accordance with the laws and regulations of the FDA and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and IRBs at the medical institutions where the clinical studies are conducted. Conducting successful clinical studies will require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical studies and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators, support staff, and proximity of patients to clinical sites and able to comply with the eligibility and exclusion criteria for participation in the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical studies if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our device or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts.

We depend on our collaborators and on medical institutions and CROs to conduct our clinical studies in compliance with good clinical practice, or GCP, requirements. To the extent our collaborators or the CROs fail to enroll participants for our clinical studies, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of studies, including achieving full enrollment, we may be affected by increased costs, program delays or both. In addition, clinical studies that are conducted in countries outside the United States may subject us to further delays and expenses as a result of increased shipment costs, additional regulatory requirements and the engagement of non-U.S. CROs, as well as expose us to risks associated with clinical investigators who are unknown to the FDA, and different standards of diagnosis, screening and medical care.

Development of sufficient and appropriate clinical protocols to demonstrate safety and efficacy are required and we may not adequately develop such protocols to support clearance and approval. Further, the FDA may require us to submit data on a greater number of patients than we originally anticipated and/or for a longer follow-up period or change the data collection requirements or data analysis applicable to our clinical studies. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays in the approval and attempted sales launch of our device in the U.S. or result in the failure of the clinical trial. In addition, despite considerable time and expense invested in our clinical studies, the FDA may not consider our data adequate to demonstrate safety and efficacy. Such increased costs and delays or failures could adversely affect our business, operating results and prospects.

Medical device development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies may not be predictive of future study results.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical study process. The results of preclinical studies and early clinical studies of our product candidates may not be predictive of the results of later-stage clinical studies. Product candidates that have shown promising results in early-stage clinical studies may still suffer significant setbacks in subsequent advanced clinical studies. There is a high failure rate for medical devices proceeding through clinical studies, and product candidates in later stages of clinical studies may fail to show the desired sensitivity and specificity parameters despite having progressed satisfactorily through preclinical studies and initial clinical studies. A number of companies in the medical device industry have suffered significant setbacks in advanced clinical studies due to insufficient sensitivity and specificity or adverse safety profiles, notwithstanding promising results in earlier studies. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses. We do not know whether any pivotal studies we may conduct will demonstrate consistent or adequate sensitivity and specificity sufficient to obtain regulatory approval to market our product candidates.

If the third parties on which we rely to conduct our clinical studies and to assist us with pre-clinical development do not perform as required or expected, we may be delayed or unable to obtain regulatory clearance or approval for sales launch of our device in the U.S.

We may not have the ability to independently conduct our pre-clinical and clinical studies for our future products and we may need to rely on third parties, such as CROs, medical institutions, clinical investigators and contract laboratories to conduct such studies. We would depend on our collaborators and on medical institutions and CROs to conduct our clinical studies in compliance with GCP requirements and other regulatory requirements. To the extent our collaborators or the CROs fail to enroll participants for our clinical studies, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of studies, including achieving full enrollment, including on account of the outbreak of infectious disease, such as the COVID-19 pandemic, or otherwise, we may be affected by increased costs, program delays or both, any resulting data may be unreliable or unusable for regulatory purposes, and we may be subject to enforcement action.

If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical studies may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully launch sales of, our device on a timely basis, if at all, and our business, operating results and prospects may be adversely affected.

We may encounter substantial delays in our clinical studies, or we may fail to demonstrate specificity and sensitivity to the satisfaction of applicable regulatory authorities.

Before obtaining marketing approval from regulatory authorities for sales launch of the MyoVista into the U.S., we must conduct extensive clinical studies to demonstrate its specificity and sensitivity. Clinical testing is expensive, time consuming and uncertain as to outcome. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. Our clinical studies involve adults and, before we are permitted to enroll them in clinical studies, we must demonstrate that although the research may pose a risk to the subjects, there is a prospect of direct benefit to each patient. We must do so to the satisfaction of each research site’s

IRB. If we fail to adequately demonstrate this to the satisfaction of the relevant IRB, it will decline to approve the research, which could have significant adverse consequences for us.

A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely completion of clinical development include but are not limited to:

•
delays in reaching a consensus with regulatory agencies on study design;
•
delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;
•
delays in obtaining required IRB approval at each clinical study site;
•
imposition of a clinical hold by regulatory agencies, after review of an IDE application, or equivalent application, or an inspection of our clinical study operations or study sites;
•
delays in recruiting suitable patients to participate in our clinical studies;
•
difficulty collaborating with patient groups and investigators;
•
failure by our CROs, other third parties or us to adhere to clinical study requirements;
•
failure to perform in accordance with the FDA’s GCP requirements, or applicable regulatory guidelines in other countries;
•
delays in having patients complete participation in a study;
•
patients dropping out of a study;
•
occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•
changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•
the cost of clinical studies of our product candidates being greater than we anticipate;
•
•
clinical studies of our product candidates producing negative or inconclusive results, which may result in us deciding, or regulators requiring us, to conduct additional clinical studies or abandon product development programs; and
•
delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product for use in clinical studies or the inability to do any of the foregoing.

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. We may also be required to conduct additional safety, efficacy and comparability studies before we will be allowed to start clinical studies. Clinical study delays could also shorten any periods during which our device has patent protection and may allow our competitors to market products in the U.S. before we do, which could impair our ability to successfully launch sales of and market our product candidates and may harm our business and results of operations.

The results of future clinical studies may not support additional or new claims for future products or may result in the discovery of adverse side effects.

We cannot be certain that the results of our future clinical studies will support our claims for the MyoVista or any future product claims or that the FDA will agree with our conclusions regarding them. Success in pre-clinical studies and early clinical studies does not ensure that later clinical studies will be successful, and we cannot be sure that the later studies will replicate the results of prior studies and pre-clinical studies. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for the proposed indicated uses, which could cause us to abandon a product candidate and may delay development of others. Any delay or termination of our clinical studies will delay the filing of our product submissions and, ultimately, our ability to launch sales of our product candidates and generate revenues. It is also possible that patients enrolled in clinical studies will experience adverse side effects that are not currently part of the future product’s profile.

Failure to comply with post-marketing regulatory requirements could subject us to enforcement actions, including substantial penalties, and might require us to recall or withdraw a product from the market.

If and when we receive regulatory clearance or approval of our product, we will remain subject to ongoing and pervasive regulatory requirements governing, among other things:

•
the manufacture—as set forth in the FDA’s Quality System Regulation, or QSR, requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;
•
labeling and marketing regulations, which require that promotion is truthful, not misleading, fairly balanced and provides adequate directions for use and that all claims are substantiated, and also prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; FDA guidance on off-label dissemination of information and responding to unsolicited requests for information;;
•
medical device reporting, sale, promotion, import, export, registration, and listing of devices.
•
clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices;
•
medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;
•
correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;
•
•
complying with the new federal law and regulations requiring Unique Device Identifiers, or UDI, on devices and also requiring the submission of certain information about each device to the FDA’s Global Unique Device Identification Database, or GUDID;
•
the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and
•
post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.

The regulations to which we are subject are complex and have become more stringent over time. Regulatory changes could result in restrictions on our ability to continue or expand our operations, higher than anticipated costs, or lower than anticipated sales. Even after we have obtained the proper regulatory clearance or approval to market a device, we have ongoing responsibilities under FDA regulations and applicable foreign laws and regulations. The FDA, state and foreign regulatory authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, state or foreign regulatory authorities, which may include any of the following sanctions:

•
adverse publicity;
•
“it has come to our attention” letters, untitled letters or warning letters;

•
fines, injunctions, consent decrees and civil penalties;
•
recalls, termination of distribution, administrative detention, or seizure of our device;
•
customer notifications or repair, replacement or refunds;
•
operating restrictions or partial suspension or total shutdown of production;
•
delays in or refusal to grant our requests for future clearances or approvals or foreign marketing authorizations of new products, new intended uses, or modifications to existing products;
•
withdrawals or suspensions of product clearances or approvals, resulting in prohibitions on sales of our device;
•
FDA refusal to issue certificates to foreign governments needed to export products for sale in other countries; and
•
criminal prosecution.

Any of these sanctions could result in higher than anticipated costs or lower than anticipated sales and have a material adverse effect on our reputation, business, financial condition and results of operations.

In addition, the FDA or state or foreign authorities may change their clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, which may require, prevent or delay clearance or approval of our future products under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain new clearances or approvals, increase the costs of compliance or restrict our ability to maintain any approvals we are able to obtain.

The MyoVista must be manufactured in accordance with federal, state and foreign regulations, and we could be forced to recall our devices or terminate production if we fail to comply with these regulations.

The methods used in, and the facilities used for, the manufacture of our device must comply with the FDA’s Quality System Regulation, or QSR, which is a complex regulatory scheme that covers the procedures and documentation of the design, testing, production, process controls, quality assurance, labeling, packaging, handling, storage, distribution, installation, servicing and shipping of medical devices. As manufacturers of electron radiation-emitting products, we are also responsible for compliance with the radiological health regulations and certain radiation safety performance standards.

Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality standards and applicable regulatory requirements. The FDA enforces the QSR through periodic announced or unannounced inspections of medical device manufacturing facilities, which include the facilities of subcontractors. Our device is also subject to similar state regulations and various laws and regulations of foreign countries governing manufacturing.

Our third-party manufacturers may not take the necessary steps to comply with applicable regulations, which could cause delays in the delivery of our device. In addition, failure to comply with applicable FDA or state or foreign requirements or later discovery of previously unknown problems with our device or manufacturing processes could result in, among other things: warning letters or untitled letters; fines, injunctions or civil penalties; suspension or withdrawal of approvals; seizures or recalls of our device; total or partial suspension of production or distribution; administrative or judicially imposed sanctions; the FDA’s refusal to grant pending or future clearances or approvals for our device; clinical holds; refusal to permit the import or export of our device; and criminal prosecution of us, our suppliers or our employees.

Any of these actions could significantly and negatively affect supply of our device. If any of these events occurs, our reputation could be harmed, we could be exposed to product liability claims and we could lose customers and experience reduced sales and increased costs.

The misuse or off-label use of our device may harm our reputation in the marketplace, could potentially cause harm to the patient and that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.

Advertising and promotion of our future products that obtains approval in the United States may be heavily scrutinized by the FDA, the DOJ, HHS, state attorneys general, members of Congress, and the public. In addition, advertising and promotion of any future product that obtains approval outside of the United States will be heavily scrutinized by comparable foreign regulatory authorities.

We expect that, if cleared or approved, the MyoVista will also be cleared by the requisite regulatory authorities for specific indications. We expect to train our marketing personnel and direct sales force to not promote our devices for uses outside of the FDA-approved indications for use, known as “off-label uses.” Physicians may use our devices off-label, when in the physician’s independent professional medical judgment, he or she deems it appropriate as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. There may be increased risk of injury to patients if physicians attempt to use our devices off-label. Furthermore, the use of our devices for indications other than those approved by the FDA or approved by any foreign regulatory body may not effectively treat such conditions, which could harm our reputation in the marketplace among healthcare providers and patients.

If the FDA or any state or foreign regulatory body determines that our promotional materials or training constitute promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance or imposition of a warning letter, an untitled letter, which is used for violators that do not necessitate a warning letter, injunction, seizure, civil fine or criminal penalties, which could have an adverse impact on our reputation and financial results. It is also possible that other federal, state or foreign enforcement authorities might take action under other regulatory authority, such as false claims laws, if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment or restructuring of our operations. We may become subject to such actions and, if we are not successful in defending against such actions, those actions may have a material adverse effect on our business, financial condition and results of operations. Equivalent laws and potential consequences exist in foreign jurisdictions.

In addition, if our device is cleared or approved, healthcare providers may misuse our device or use improper techniques if they are not adequately trained, potentially leading to injury and an increased risk of product liability. If our devices are misused or used with improper technique, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizeable damage awards against us that may not be covered by insurance.

Our device may cause or contribute to adverse medical events or be subject to failures or malfunctions that we are required to report to the FDA, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, financial condition and results of operations. The discovery of serious safety issues with our device, or a recall of our device either voluntarily or at the direction of the FDA or another governmental authority, could have a negative impact on us.

If the MyoVista receives clearance, authorization, or approval, we will be subject to the FDA’s medical device reporting regulations and similar foreign regulations, which require us to report to the FDA when we receive or become aware of information that reasonably suggests that one or more of our device may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur, could cause or contribute to a death or serious injury. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the product. If we fail to comply with our reporting obligations, the FDA or other regulatory bodies could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device clearance or approval, seizure of our device or delay in clearance or approval of future products.

The FDA and foreign regulatory bodies have the authority to require the recall of marketed products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. The FDA’s authority to require a recall must be based on a finding that there is reasonable probability that the device could cause serious injury or death. We may also choose to voluntarily recall a product if any material deficiency is found. A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects or other deficiencies or failures to comply with applicable regulations. Product defects or other errors may occur in the future.

Depending on the corrective action we take to redress a product’s deficiencies or defects, the FDA may require, or we may decide, that we will need to obtain new clearances or approvals for the device before we may market or distribute the corrected device. Seeking such clearances or approvals may delay our ability to replace the recalled devices in a timely manner. Moreover, if we do not adequately address problems associated with our devices, we may face additional regulatory enforcement action, including FDA warning letters, product seizure, injunctions, administrative penalties or civil or criminal fines.

Companies are required to maintain certain records of recalls and corrections, even if they are not reportable to the FDA. We may initiate voluntary withdrawals or corrections for our device in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, it could require us to report those actions as recalls and we may be subject to enforcement action. A future recall announcement could harm our reputation with customers, potentially lead to product liability claims against us and negatively affect our sales. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business and may harm our reputation and financial results.

The MyoVista may in the future be subject to product recalls that could harm our reputation, business and financial results.

Medical devices can experience performance problems in the field that require review and possible corrective action. The occurrence of component failures, manufacturing errors, software errors, design defects or labeling inadequacies affecting a medical device could lead to a government-mandated or voluntary recall by the device manufacturer, in particular when such deficiencies may endanger health. The FDA requires that certain classifications of recalls be reported to the FDA within 10 working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our device in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. Product recalls may divert management attention and financial resources, expose us to product liability or other claims, harm our reputation with customers and adversely impact our business, financial condition and results of operations.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Many federal, state and foreign healthcare laws and regulations apply to medical devices. We may be subject to certain federal and state regulations, including the federal healthcare programs’ Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, offering, receiving, or paying any remuneration, directly or indirectly, in cash or in kind, to induce or reward purchasing, ordering or arranging for or recommending the purchase or order of any item or service for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid; the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of, or payment for, healthcare benefits, items or services; the federal Civil Monetary Penalties Law, which authorizes the imposition of substantial civil monetary penalties against an entity that engages in activities including, among others (1) knowingly presenting, or causing to be presented, a claim for services not provided as claimed or that is otherwise false or fraudulent in any way; (2) arranging for or contracting with an individual or entity that is excluded from participation in federal healthcare programs to provide items or services reimbursable by a federal healthcare program; (3) violations of the federal Anti-Kickback Statute; or (4) failing to report and return a known overpayment; the federal False Statements Statute, which prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry, in connection with the delivery of or payment for healthcare benefits, items, or services; the federal civil False Claims Act, or the FCA, which prohibits, among other things, knowingly presenting, or causing to be presented claims for payment of government funds that are false or fraudulent, or knowingly making, using or causing to be made or used a false record or statement material to such a false or fraudulent claim, or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government; and other federal and state false claims laws. The FCA prohibits anyone from knowingly presenting, conspiring to present, making a false statement in order to present, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. This law also prohibits anyone from knowingly underpaying an obligation owed to a federal program. Increasingly, U.S. federal agencies are requiring nonmonetary remedial measures, such as corporate integrity agreements in FCA settlements. The DOJ announced in 2016 its intent to follow the “Yates Memo,” taking a far more aggressive approach in pursuing individuals as FCA defendants in addition to corporations.

The majority of states also have statutes similar to the federal Anti-Kickback Statute and false claims laws that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, that apply regardless of whether the payor is a government entity or a private commercial entity. The Federal Open Payments, or Physician Payments Sunshine Act, program requires manufacturers of drugs, medical devices, and biologics for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program, to track and report annually to the federal government (for disclosure to the public) certain payments and other transfers of value made to physicians and teaching hospitals as well as disclosure of payments and other transfers of value provided to physicians and teaching hospitals, and ownership and investment interests in the manufacturer held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations. Our failure to appropriately track and report Sunshine Act covered payments to the government could result in civil fines and penalties, which could adversely affect the results of our operations. In addition, several U.S. states and localities have enacted legislation requiring medical device companies to establish marketing compliance programs, file periodic reports with the state, and/or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Other state laws prohibit certain marketing-related activities including the provision of gifts, meals or other items to certain healthcare providers. Many of these laws and regulations contain ambiguous requirements that government officials have not yet clarified. Given the lack of clarity in the laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent federal and state laws and regulations.

The medical device industry has been under heightened scrutiny as the subject of government investigations and enforcement actions involving manufacturers who allegedly offered unlawful inducements to potential or existing customers in an attempt to procure their business, including arrangements with physician consultants. If our operations or arrangements are found to be in violation of such governmental regulations, we may be subject to civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment of our operations. All of these penalties could adversely affect our ability to operate our business and our financial results.

Legislative or regulatory reforms in the United States or the European Union may make it more difficult and costly for us to obtain regulatory clearances or approvals for our device or to manufacture, market or distribute our device after clearance or approval is obtained.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulation of medical devices. In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval or clearance of our future products under development or impact our ability to modify our currently cleared products on a timely basis. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of planned or future products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be.

FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our device. Any new statutes, regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future products or make it more difficult to obtain clearance for or approval of, manufacture, market or distribute our device. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require: additional testing prior to obtaining clearance or approval; changes to manufacturing methods; recall, replacement or discontinuance of our device; or additional record keeping.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be promulgated that could prevent, limit or delay regulatory clearance or approval of our future products. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, certain forthcoming policies of the Biden administration could impact our business and industry. It is difficult to predict what policies may be implemented or how any such executive actions will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If executive actions or new policies impose restrictions on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval or clearance that we may have obtained and we may not achieve or sustain profitability.

The European Parliament passed the Medical Devices Regulation (Regulation 2017/745), which repeals and replaces the EU Medical Devices Directive. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. Among other things, the Medical Devices Regulation:

•
strengthen the rules on placing devices on the market and reinforce surveillance once they are available;
•
establish explicit provisions on manufacturers’ responsibilities for follow-up regarding the quality, performance and safety of devices placed on the market;
•
improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
•
set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
•
strengthened rules for the assessment of certain high-risk devices, which may have to undergo an additional check by experts before they are placed on the market.

These modifications may have an effect on the way we conduct our business in the EEA.

Healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.

Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. In the United States and some foreign jurisdictions, there have been, and continue to be, legislative and regulatory changes and proposed changes regarding the healthcare system and how its costs should be controlled or managed. Certain of these proposals could limit the prices we are able to charge for our device or the coverage and reimbursement available for our device and could limit the acceptance and availability of our device. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that are directed at containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future or their full impact. Additionally, it remains unclear how any new legislation or regulation might affect the prices we may obtain for any of our product for which regulatory approval is obtained. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or market our device.

Recently, there has been heightened governmental scrutiny over the manner in which companies set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal legislation designed to bring transparency to product pricing and reduce the cost of products and services under government healthcare programs. Additionally, individual states in the United States have also increasingly passed legislation and implemented regulations designed to control product pricing, including price or reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what products to purchase and which suppliers will be included in their healthcare programs. Adoption of price controls and other measures designed to restrict spending or purchasing power may prevent or limit our ability to generate revenue and attain profitability.

In addition, the delivery of healthcare in the European Union, including the establishment and operation of health services, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval, restrict or regulate post-approval activities and affect our ability to launch sales of any products for which we obtain marketing approval.

We are currently unable to predict what additional legislation or regulation, if any, relating to the health care industry may be enacted in the future or what effect recently enacted federal legislation or any such additional legislation or regulation would have on our business. The pendency or approval of such proposals or reforms could result in a decrease in the price of our Common Stock or limit our ability to raise capital or to enter into collaboration agreements for the further development and potential marketing of our device.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, cleared or approved or launched for sale into the U.S. in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and clear or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new medical devices or modifications to cleared or approved medical devices to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in response to the COVID-19 pandemic, in March of 2020 the FDA postponed most inspections of foreign manufacturing and domestic facilities. Although limited inspections were again initiated in 2021, FDA also utilized alternative methods for inspections and could continue to exercise discretion on a case-by-case basis to approve products based on a desk review, particularly for foreign inspections. If a prolonged government shutdown occurs, or if global health concerns continue to prevent or temporarily restrict the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Changes in laws or regulations relating to data protection, or any actual or perceived failure by us to comply with such laws and regulations or our privacy policies, could materially and adversely affect our business or could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

In the normal course of business, we will receive health information and other highly sensitive or confidential information and data of patients and other third parties, which we compile and analyze. Our collection and use of this data, including that of our vendors, might raise privacy and data protection concerns, which could negatively impact our business. There are numerous federal, state and international laws and regulations regarding privacy, data protection, information security, and the collection, storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other data, and the scope of such laws and regulations may change, be subject to differing interpretations, and may be inconsistent among countries and regions we intend to operate in (e.g., the United States and the European Union), or conflict with other laws and regulations. The regulatory framework for privacy and data protection worldwide is, and is likely to remain for the foreseeable future, uncertain and complex, and this or other actual or alleged obligations may be interpreted and applied in a manner that we may not anticipate or that is inconsistent from one jurisdiction to another. Further, any significant change to applicable laws, regulations, or industry practices regarding the collection, use, retention, security, or disclosure of data, or any changes regarding the manner in which the consent of relevant users for the collection, use, retention, or disclosure of such data must be obtained, could increase our costs and require us to modify our services and products, possibly in a material manner, which we may be unable to complete, and may limit our ability to store and process patients’ data or develop new services and features.

In particular, we are subject to U.S. data protection laws and regulations (i.e., laws and regulations that address privacy and data security of personal information) at both the federal and state levels. The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues. Numerous federal and state laws, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, and disclosure of health-related and other personal information. Failure to comply with such laws and regulations could result in government enforcement actions and create liability for us (including the imposition of significant civil or criminal penalties), private litigation and/or adverse publicity that could negatively affect our business.

In addition, we expect to obtain health information that is subject to privacy and security requirements under HIPAA and its implementing regulations. The Privacy Standards and Security Standards under HIPAA establish a set of standards for the protection of individually identifiable health information by health plans, health care clearinghouses and certain health care providers, referred to as Covered Entities, and the business associates with whom Covered Entities enter into service relationships pursuant to which individually identifiable health information may be exchanged. Notably, whereas HIPAA previously directly regulated only Covered Entities, HITECH makes certain of HIPAA’s privacy and security standards also directly applicable to Covered Entities’ business associates. As a result, both Covered Entities and business associates are now subject to significant civil and criminal penalties for failure to comply with Privacy Standards and Security Standards. As part of our normal operations, we expect to collect, process and retain personal identifying information regarding patients, including as a business associate of Covered Entities, so we expect to be subject to HIPAA, including changes implemented through HITECH, and we could be subject to criminal penalties if we improperly handle or knowingly obtain or disclose individually identifiable health information in a manner that is not authorized or permitted by HIPAA. A data breach affecting sensitive personal information, including health information, also could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

HIPAA requires Covered Entities (like many of our potential customers) and business associates (like us) to develop and maintain policies and procedures with respect to protected health information that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information. HITECH expands the notification requirement for breaches of patient-identifiable health information, restricts certain disclosures and sales of patient-identifiable health information, and provides for civil monetary penalties for HIPAA violations. HITECH also increased the civil and criminal penalties that may be imposed against Covered Entities and business associates and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and its implementing regulations and seek attorney’s fees and costs associated with pursuing federal civil actions. Additionally, certain states have adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA.

In addition, certain state laws govern the privacy and security of health-related and other personal information in certain circumstances, some of which may be more stringent, broader in scope or offer greater individual rights with respect to protected health information than HIPAA, many of which may differ from each other, thus, complicating compliance efforts. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California enacted the California Consumer Privacy Act, or CCPA, which creates individual privacy rights for California consumers (as defined in the law), including the right to opt out of certain disclosures of their information, and places increased privacy and security obligations on entities handling certain personal data of consumers or households and may apply to us in the future. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Further, the California Privacy Rights Act, or CPRA, was recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for sensitive data such as health information, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. The CCPA and CPRA are reflective of a trend toward more stringent privacy legislation in the United States, as other states or the federal government have followed or may follow California’s lead and increase protections for U.S. residents. For example, on March 2, 2021, the Virginia Consumer Data Protection Act, which will take effect on January 1, 2023, was signed into law, and on July 8, 2021 the Colorado Privacy Act, which will take effect on July 1, 2023, was also signed into law. The CCPA has already prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, add layers of complexity to compliance in the U.S. market, increase our compliance costs and adversely affect our business.

Internationally, many jurisdictions have or are considering enacting privacy or data protection laws or regulations relating to the collection, use, storage, transfer, disclosure and/or other processing of personal data, as well as certification requirements for the hosting of health data specifically. Such laws and regulations may include data hosting, data residency or data localization requirements (which generally require that certain types of data collected within a certain country be stored and processed within that country), data export restrictions, international transfer laws (which prohibit or impose conditions upon the transfer of such data from one country to another), or may require companies to implement privacy or data protection and security policies, enable users to access, correct and delete personal data stored or maintained by such companies, inform individuals of security breaches that affect their personal data or obtain individuals’ consent to use their personal data.

The General Data Protection Regulation, or GDPR, which went into effect in May 2018, imposes stringent requirements for controllers and processors of personal data of individuals within the European Economic Area, or EEA. As Switzerland and the United Kingdom are not part of the European Union they enforce separate laws governing personal data, which are derived from or directly based on the GDPR. The GDPR applies to any company established in the EEA as well as to those outside the EEA if they collect, process, and use personal data in connection with the offering of goods or services to individuals in the EEA or the monitoring of their behavior. The GDPR, together with national legislation, regulations and guidelines of the EEA countries governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions involve the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EEA to jurisdictions deemed to have inadequate data protection laws, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for breaches of the data protection obligations. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater.

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the European Union, or EU, and the United States remains uncertain. In 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union, or CJEU. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. The European Commission has published revised standard contractual clauses for data transfers from the EEA: the revised clauses must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. If applicable, we would be required to implement the revised standard contractual clauses, in relation to relevant existing contracts and certain additional contracts and arrangements, within the relevant time frames. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR.

While we implement various measures intended to enable us to comply with applicable privacy or data protection laws, regulations and contractual obligations, these measures may not always be effective and do not guarantee compliance. Any failure or perceived failure by us to comply with our contractual or legal obligations or regulatory requirements relating to privacy, data protection, or information security may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our customers, partners or patients to lose trust in us, and otherwise materially and adversely affect our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers or partners may limit the adoption and use of, and reduce the overall demand for, our device. Additionally, if third parties we work with violate applicable laws, regulations, or agreements or suffer data breaches such violations or data breaches may put the data we have received at risk, could result in governmental investigations or enforcement actions, fines, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our customers, partners or patients to lose trust in us, and otherwise materially and adversely affect our reputation and business. Further, public scrutiny of, or complaints about, technology companies or their data handling or data protection practices, even if unrelated to our business, industry or operations, may lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities, which may increase our costs and risks.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain effective patent rights for our device, we may not be able to compete effectively in our markets. If we are unable to protect the confidentiality of our trade secrets or know-how, such proprietary information may be used by others to compete against us.

Our success and future revenue growth will depend, in part, on our ability to protect our patent rights. In addition to the protection afforded by any patents that may be granted, historically, we have relied on trade secret protection and confidentiality agreements with our employees, consultants, and contractors to protect proprietary know-how that is not patentable or that we elect not to patent, processes that are not easily known, knowable, or easily ascertainable, and for which patent infringement is difficult to monitor and enforce and any other elements of our product discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. However, agreements may be breached, trade secrets may be difficult to protect, and we may not receive adequate remedies for any breach. In addition, our trade secrets and intellectual property may otherwise become known or be independently discovered by competitors or other unauthorized third parties.

There is no guarantee that the patent applications that we submitted with regards to our technologies will result in patent grants. In the event of failure to obtain patent registration, our developments will not be proprietary, which might allow other entities to manufacture our device and compete with them.

Further, there is no assurance that all potentially relevant prior art relating to our patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue, and even if such patents cover our device, third parties may challenge their validity, enforceability, or scope, which may result in such patents being narrowed, found unenforceable or invalidated. Furthermore, even if they are unchallenged, our patent applications and any future patents may not adequately protect our intellectual property, products and provide exclusivity for our new products or future services or prevent others from designing around our claims. Furthermore, there is no guarantee that third parties will not infringe or misappropriate our patents or similar proprietary rights. In addition, there can be no assurance that we will not have to pursue litigation against other parties to assert its rights.

Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

If we cannot obtain and maintain effective patent rights for our device, we may not be able to compete effectively, and our business and results of operations would be harmed.

We cannot provide any assurances that our trade secrets and other confidential proprietary information will not be disclosed in violation of our confidentiality agreements or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Also, misappropriation or unauthorized and unavoidable disclosure of our trade secrets and intellectual property could impair our competitive position and may have a material adverse effect on our business. Additionally, if the steps taken to maintain our trade secrets and intellectual property are deemed inadequate, we may have insufficient recourse against third parties for misappropriating any trade secret.

The patent position of medical device companies generally is highly uncertain and involves complex legal and factual questions for which many legal principles remain unresolved. In recent years, patent rights have been the subject of significant litigation within our industry. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Further, the issuance of a patent is not conclusive as to its scope, validity or enforceability, and our owned and in-licensed patents may be challenged, invalidated or legally circumvented by third parties, or may expire. We cannot be certain that our patents will be upheld as valid and enforceable or will prevent the development of competitive products by third parties. For example, we may become involved in opposition, interference, derivation, inter partes review or other proceedings challenging our patent rights, and the outcome of any proceedings are highly uncertain. Such challenges may result in the patent claims of our owned or in-licensed patents being narrowed, invalidated or held unenforceable, which could limit our ability to stop or prevent us from stopping others from using or marketing similar or identical technology and products, or limit the duration of the patent protection of our products and technology. Consequently, competitors could develop, manufacture and sell products that directly compete with our products, which could decrease our sales and affect our ability to compete. In addition, competitors could attempt to reverse engineer our device to replicate some or all of the competitive advantages we derive from our development efforts, design around our protected technology, or develop their own competitive technologies that fall outside the scope of our patents. If our intellectual property does not adequately protect us from our competitors’ products and methods, our business and competitive position could be adversely affected. We may in the future become involved in litigation to protect the patents associated with our products, which could result in substantial costs and distraction to management and other employees.

Intellectual property rights of third-parties could adversely affect our ability to market our device, and we might be required to litigate or obtain licenses from third parties in order to develop or market our device. Such litigation or licenses could be costly or not available on commercially reasonable terms.

It is inherently difficult to conclusively assess our freedom to operate without infringing on third-party rights. Our competitive position may be adversely affected if existing patents or patents resulting from patent applications issued to third parties in the future or other third-party intellectual property rights are held to cover our device or elements thereof, or our manufacturing or uses relevant to our development plans. In such cases, we may not be in a position to develop or market products or services unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may also be pending patent applications that if they result in issued patents, could be alleged to be infringed by our new products or services. If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, be forced to abandon our new products or services or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

It is also possible that we have failed to identify relevant third-party patents or applications. For example, U.S. patent applications filed before November 29, 2000 and certain U.S. patent applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our new products could have been filed by others without our knowledge. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our services, our new products or the use of our new products. Third-party intellectual property right holders may also actively bring infringement claims against us. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in pursuing the development of and/or marketing our new products or services. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from selling or marketing our new products or services that are held to be infringing. We might, if possible, also be forced to redesign our new products so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

We may be subject to claims challenging the inventorship of our intellectual property.

We may be subject to claims that former employees, collaborators or other third parties have an interest in, or right to compensation, with respect to our current patent and patent applications, future patents or other intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arise from conflicting obligations of consultants or others who are involved in developing our device. Litigation may be necessary to defend against these and other claims challenging inventorship or claiming the right to compensation. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Such litigation or proceedings could increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. Some of our competitors may be able to devote significantly more resources to intellectual property proceedings, and may have significantly broader intellectual property portfolios to assert against us if we assert our rights against them. Further, because of the substantial discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be disclosed or otherwise compromised leading to others making, using, importing or selling products that are the same or substantially the same as ours, which could adversely affect our ability to compete in the market.

We may be involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming, and unsuccessful.

Competitors may infringe our intellectual property. If we were to initiate legal proceedings against a third-party to enforce a patent covering one of our new products or services, the defendant could counterclaim that the patent covering our product is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the United States Patent and Trademark Office, or USPTO, or made a misleading statement, during prosecution. Under the Leahy-Smith Act, the validity of U.S. patents may also be challenged in post-grant proceedings before the USPTO. The outcome following legal assertions of invalidity and unenforceability is unpredictable.

Derivation proceedings initiated by third parties or brought by us may be necessary to determine the priority of inventions and/or their scope with respect to our patent or patent applications or those of our licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development partnerships that would help us launch sales of new products or services into the U.S.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our Common Stock.

Third-party claims of intellectual property infringement may prevent or delay our development and marketing efforts.

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing new products and services. As our industries expand and more patents are issued, the risk increases that our device may be subject to claims of infringement of the patent rights of third parties.

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, designs or methods of manufacture related to the use or manufacture of our device. There may be currently pending patent applications or continued patent applications that may later result in issued patents that our device may infringe. In addition, third parties may obtain patents or services in the future and claim that use of our technologies infringes upon these patents.

If any third-party patents were held by a court of competent jurisdiction to cover aspects of our processes for designs, or methods of use, the holders of any such patents may be able to block our ability to develop and market the applicable product unless we obtain a license or until such patent expires or is finally determined to be invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and market our device. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or services, or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

Patent policy and rule changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any issued patents.

Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of any patents that may issue from our patent applications or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. We therefore cannot be certain that we were the first to file the invention claimed in our owned and licensed patent or pending applications, or that we or our licensor were the first to file for patent protection of such inventions. Assuming all other requirements for patentability are met, in the United States prior to March 15, 2013, the first to make the claimed invention without undue delay in filing, is entitled to the patent, while generally outside the United States, the first to file a patent application is entitled to the patent. After March 15, 2013, under the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), enacted on September 16, 2011, the United States has moved to a first to file system. The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications will be prosecuted and may also affect patent litigation. In general, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any issued patents, all of which could have a material adverse effect on our business and financial condition.

The America Invents Act also includes a number of significant changes that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of the patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Further, because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition and results of operations.

In addition, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting, and defending patents on products and services, as well as monitoring their infringement in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States.

Competitors may use our technologies develop their own products or services in jurisdictions where we have not obtained patent protection to and may export infringing products or services to territories where we have patent protection, but where patents are not enforced as strictly as they are in the United States. These products or services may compete with our device or services. Future patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, which could make it difficult for us to stop the marketing of competing products or services in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our future patents at risk of being invalidated or interpreted narrowly, put the issuance of our patent applications at risk, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and any damages or other remedies that we may be awarded, may not be commercially meaningful. Accordingly, our efforts to monitor and enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Risks Related to the Ownership of our Securities

Although our Common Stock and IPO Warrants began trading on The Nasdaq Stock Market LLC on June 15, 2022, we do not know whether an active, liquid trading market for our Common Stock or IPO Warrants will develop or, if developed, will be sustained, or what the trading price of our Common Stock or IPO Warrants will be in the future. Our Common Stock and IPO Warrants may trade at a price below the price you paid and may be difficult for you to sell the Common Stock or IPO Warrants you purchase.

Although our Common Stock and IPO Warrants are listed on The Nasdaq Stock Market LLC, or Nasdaq, an active trading market for our Common Stock or IPO Warrants may not be achieved or sustained. It may be difficult for you to sell your Common Stock or IPO Warrants without depressing the market price for the Common Stock or IPO Warrants or at all. Consequently, you may not be able to sell your Common Stock or IPO Warrants at or above the price you paid, or at all. Further, an inactive market may also impair our ability to raise capital by selling additional shares of Common Stock and it also may impair our ability to enter into strategic partnerships or acquire companies, products, or services by using our equity securities as consideration.

Prior to the IPO, there was not a public trading market for shares of our Common Stock or IPO Warrants. We cannot predict the extent to which investor interest in us will lead to the development of an active trading market or how active and liquid that market may become. If an active and liquid trading market does not develop or continue, you may have difficulty selling your Common Stock or IPO Warrants at an attractive price or at all. The initial public offering price per share of Common Stock and per Warrant in the IPO was determined by agreement between us and the representative of the underwriters, and may not be indicative of the price at which shares of our Common Stock or IPO Warrants will trade in the public market in the future. The market price of our Common Stock or IPO Warrants may decline below the price you paid and you may not be able to sell your Common Stock or IPO Warrants at or above the price you paid, or at all.

The market price of our Common Stock and IPO Warrants may be highly volatile, and you could lose all or part of your investment.

The market price of our Common Stock and IPO Warrants is likely to be volatile, which may prevent you from being able to sell your Common Stock or IPO Warrants at or above the price you paid for your securities. This volatility could be the result of a variety of factors, which include:

•
whether we achieve our anticipated corporate objectives;
•
actual or anticipated fluctuations in our quarterly or annual operating results;
•
changes in our financial or operational estimates or projections;
•
our ability to implement our operational plans;

•
termination of lock-up agreements or other restrictions on the ability of our shareholders to sell shares after the IPO;
•
changes in the economic performance or market valuations of companies similar to ours;
•
general economic or political conditions in the U.S. or elsewhere; and
•
other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

In addition, the stock market in general, and the stock of publicly-traded medical device companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. Broad market and industry factors may negatively affect the market price of our Common Stock and IPO Warrants, regardless of our actual operating performance, and we have little or no control over these factors.

Future sales of a substantial number of shares of our Common Stock by our existing shareholders could cause our stock price to decline.

We have a significant number of shares of restricted Common Stock that will become eligible for sale in the future. As of July 28, 2022, there were 8,236,291 shares of our Common Stock outstanding. In addition, as of July 28, 2022 there are 412,589 shares of Series C Preferred Stock outstanding that, as of such date, were convertible into 1,579,116 shares of Common Stock, a convertible note which could convert into 5,200 shares of Series C Preferred Stock (which could then convert into 19,902 shares of Common Stock), and warrants and options exercisable for 4,185,793 shares of our Common Stock. All of the shares and IPO Warrants sold in the IPO became eligible for sale immediately upon issuance in the IPO. Additional shares will be eligible for sale in the public market upon (i) the effectiveness of a registration statement we are required to file relating to (a) the shares of our Common Stock which were issued upon conversion of the Bridge Notes and the exercise of the Bridge Warrants and the Pre-Funded Warrants, subject to the lock-up agreements applicable to such shares, and (b) the shares of our Common Stock issuable upon the conversion of the Series C Preferred Stock and (ii) the expiration of the lock-up agreements entered into in connection with the IPO. Subject to any applicable lock-up agreements, pursuant to Rule 144 under the Securities Act as in effect on the date hereof, or Rule 144, beginning September 13, 2022, a person who holds restricted shares of Common Stock (assuming there are any restricted shares) and is not one of our affiliates at any time during the three months preceding a sale, and who has beneficially owned these restricted shares for at least six months, would be entitled to sell an unlimited number of shares of our Common Stock, provided current public information about us is available. In addition, under Rule 144, a person who holds restricted shares in us and is not one of our affiliates at any time during the three months preceding a sale, and who has beneficially owned these restricted shares for at least one year, would be entitled to sell an unlimited number of shares without regard to whether current public information about us is available. It is conceivable that following the holding period, many shareholders may wish to sell some or all of their shares. If our shareholders sell substantial amounts of our Common Stock in the public market at the same time, the market price of our Common Stock could decrease significantly due to an imbalance in the supply and demand of our Common Stock. Even if they do not actually sell the Common Stock, the perception in the public market that our shareholders might sell significant Common Stock could also depress the market price of our Common Stock.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they publish negative reports regarding our business or our securities, our share price and trading volume could decline.

The trading market for the Common Stock and the IPO Warrants will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. We do not have any control over these analysts and we cannot provide any assurance that analysts will cover us or provide favorable coverage. If any of the analysts who may cover us adversely change their recommendation regarding the Common Stock or IPO Warrants, or provide more favorable relative recommendations about our competitors, the price of our Common Stock and IPO Warrants would likely decline. If any analyst who may cover us were to cease coverage of our Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the price of our Common Stock and IPO Warrants or trading volume to decline.

Management has broad discretion as to the use of the proceeds from the IPO.

Our management has broad discretion in the allocation of the net proceeds from the IPO and could use them for purposes other than those contemplated at the time of the IPO. Our shareholders may not agree with the manner in which our management chooses to allocate and spend the net proceeds. For additional information regarding our anticipated uses of proceeds, see “Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities - Use of Proceeds from the IPO”.

We will need additional capital beyond the capital raised in our IPO, and the sale of additional shares of the Common Stock or equity or debt securities could result in additional dilution to our shareholders.

Although the net proceeds from our IPO are anticipated to be sufficient to achieve FDA clearance, which would allow us to market the MyoVista in the U.S., there is no assurance that this would be the case and further funding may be required. We will need to raise additional capital beyond the capital raised in the IPO in order to support the sales launch of the MyoVista into the U.S., provide working capital and support further R&D. Such additional capital may be raised through a combination of private and public equity offerings, debt financings and collaborations, and strategic and licensing arrangements. To the extent that we raise additional capital through the issuance of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a holder of our Common Stock or IPO Warrants. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring debt, without prior approval, making capital expenditures or declaring dividends. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development, sales launch or marketing efforts or grant rights to develop and market product that we would otherwise prefer to develop and market ourselves.

We have identified weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

Prior to the completion of the IPO, we had been a private company with limited accounting personnel to adequately execute our accounting processes and limited supervisory resources with which to address our internal control over financial reporting. While a private company, we had not designed or maintained an effective control environment as required of public companies under the rules and regulations of the SEC. Management and our independent registered public accounting firm, Haskell & White LLP, identified several material weaknesses in our internal control over financial reporting in connection with our preparation and the audits of our financial statements for Fiscal 2022 and Fiscal 2021.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financing reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses we and our independent registered public accounting firms identified are listed below:

•
we did not maintain sufficient U.S. GAAP and SEC accounting resources commensurate with those required of a public company;
•
we did not employ month-end financial reporting controls that prevented timely production of accurate monthly financial reports;
•
we did not employ proper independent review of monthly financial reports to verify that such reports are accurate and reconciled properly to the supporting documentation schedules; and
•
we did not have strong accounting consideration and analysis over equity accounts and inventory valuation.

These material weaknesses resulted in adjustments to our prior year financial statements primarily related to equity accounts, accruals, and inventory and could result in a misstatement of any account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

We have begun implementation of a plan to remediate these material weaknesses. These remediation measures are ongoing and include hiring additional accounting and financial reporting personnel and implementing additional policies, procedures, and controls. We cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. The implementation of these remediation measures is in the early stages and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. As a result, the timing of when we will be able to fully remediate the material weaknesses is uncertain, and we may not fully remediate these material weaknesses until later in the fiscal year ending April 30, 2023. If the steps we take do not remediate the material weaknesses in a timely manner, there could continue to be a reasonable possibility that these control deficiencies or others would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. This, in turn, could jeopardize our ability to comply with our reporting obligations, limit our ability to access the capital markets and adversely impact our stock price.

We and our independent registered public accounting firm were not required to perform an evaluation of our internal control over financial reporting as of either April 30, 2022 or April 30, 2021 in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting in the future as required by reporting requirements under Section 404 of the Sarbanes-Oxley Act.

If we are unable to successfully remediate the existing material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting, and our stock price, may be adversely affected and we may be unable to maintain compliance with the applicable stock exchange listing requirements. Implementing any appropriate changes to our internal controls may divert the attention of our officers and employees, entail substantial costs to modify our existing processes and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are adequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our services to new and existing customers.

Our Board of Directors is authorized to issue and designate shares of our preferred stock in additional series without shareholder approval.

Our amended and restated certificate of formation authorizes our Board of Directors, without the approval of our shareholders, to issue shares of our preferred stock, subject to limitations prescribed by applicable law, rules and regulations and the provisions of our amended and restated certificate of formation, as shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences, privileges and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. The powers, preferences and rights of these additional series of preferred stock may be senior to or on parity with our Common Stock, which may reduce its value.

As of July 28, 2022 our principal shareholders, officers and directors beneficially own approximately 29.1% of our Common Stock. They will therefore be able to exert significant control over matters submitted to our shareholders for approval.

As of July 28, 2022, our principal shareholders, officers and directors beneficially own approximately 29.1% of the outstanding shares of our Common Stock. This significant concentration of share ownership may adversely affect the trading price for our Common Stock because investors often perceive disadvantages in owning shares in companies with controlling shareholders. As a result, these shareholders, if they acted together, could significantly influence or even unilaterally approve matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these shareholders may not always coincide with our interests or the interests of other shareholders. For more information regarding the beneficial ownership of such principal shareholders, officers and directors, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”

The IPO Warrants are speculative in nature.

The IPO Warrants do not confer any rights of Common Stock ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of Common Stock at a fixed price. Specifically, commencing on the date of issuance, holders of the IPO Warrants may exercise their right to acquire the shares of Common Stock and pay an exercise price of $4.25 per share, subject to adjustments set forth in the IPO Warrants. Moreover, the market value of the IPO Warrants is subject to fluctuation and there can be no assurance that the market value of the IPO Warrants will equal or exceed their exercise price. Furthermore, each IPO Warrant will expire five years from the original issuance date. In the event our Common Stock price does not exceed the exercise price of the IPO Warrants during the period when the IPO Warrants are exercisable, the IPO Warrants may not have any value.

Holders of the IPO Warrants will have no rights as a holder of our Common Stock until they acquire our Common Stock.

Until you acquire our Common Stock upon exercise of your IPO Warrants, you will have no rights with respect to Common Stock issuable upon exercise of your IPO Warrants. Upon exercise of your IPO Warrants, you will be entitled to exercise the rights of a holder of our Common Stock as to the security exercised only as to matters for which the record date occurs after the exercise.

Provisions of the IPO Warrants could discourage an acquisition of us by a third party.

In addition to the provisions of our amended and restated certificate of formation and amended and restated bylaws, certain provisions of the IPO Warrants could make it more difficult or expensive for a third party to acquire us. The IPO Warrants prohibit us from engaging in certain transactions constituting “fundamental transactions” unless, among other things, the surviving entity assumes our obligations under the IPO Warrants. These and other provisions of the IPO Warrants could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to you.

We have incurred and will continue to incur significant costs as a result of the listing of our securities for trading on Nasdaq. As a public company in the U.S., our management is required to devote substantial time to new compliance initiatives as well as compliance with ongoing U.S. requirements.

Upon the listing of securities on Nasdaq, we became a publicly traded company in the United States and as such, we are incurring significant accounting, legal and other expenses that we did not incur before the IPO. We also are incurring costs associated with corporate governance requirements of the SEC, as well as requirements under Section 404 and other provisions of the Sarbanes-Oxley Act. We expect these rules and regulations to continue to increase our legal and financial compliance costs, introduce new costs such as investor relations, stock exchange listing fees and shareholder reporting, and to make some activities more time consuming and costly. The implementation and testing of such processes and systems may require us to hire outside consultants and incur other significant costs. Any future changes in the laws and regulations affecting public companies in the United States, including Section 404 and other provisions of the Sarbanes-Oxley Act, and the rules and regulations adopted by the SEC, for so long as they apply to us, will result in increased costs to us as we respond to such changes. These laws, rules and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, any committees of our Board of Directors, or as executive officers.

We may be subject to securities litigation, which is expensive and could divert management attention.

In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could seriously hurt our business. Any adverse determination in litigation could also subject us to significant liabilities.

We have never paid cash dividends on our Common Stock, and we do not anticipate paying any cash dividends in the foreseeable future.

We have neither declared nor paid cash dividends, and we do not anticipate paying cash dividends in the foreseeable future. Therefore, you should not rely on an investment in Common Stock as a source for any future dividend income. Our Board of Directors has complete discretion as to when or whether to distribute dividends. Even if our Board of Directors decides to declare and pay dividends, the timing, amount and form of future dividends, if any, will depend on our future results of operations and cash flow, our capital requirements and surplus, the amount of distributions, if any, received by us from our subsidiaries, our financial condition, contractual restrictions and other factors deemed relevant by our Board of Directors.

We are an “emerging growth company,” and any decision on our part to comply with certain reduced disclosure requirements applicable to emerging growth companies could make the Common Stock and IPO Warrants less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, not being required to comply with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, not being required to comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could remain an emerging growth company until the earlier of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer. We cannot predict if investors will find our Common Stock or IPO Warrants less attractive if we choose to rely on these exemptions. If some investors find our Common Stock or IPO Warrants less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Common Stock or IPO Warrants and our stock price may be more volatile. Further, as a result of these scaled regulatory requirements, our disclosure may be more limited than that of other public companies and you may not have the same protections afforded to shareholders of such companies.

Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. We have opted for taking advantage of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Jobs Act.

Anti-takeover provisions could make a third party acquisition of us difficult.

Our amended and restated certificate of formation and amended and restated bylaws eliminate the ability of shareholders to take action by less than unanimous written consent. This provision could make it more difficult for a third party to acquire us without the approval of our board. In addition, the Texas Business Organizations Code, or the TBOC, also contains certain provisions that could make an acquisition by a third party more difficult.

If our shares become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on Nasdaq and if the price of our Common Stock is less than $5.00, our Common Stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our Common Stock or IPO Warrants, and therefore shareholders may have difficulty selling their shares of Common Stock or IPO Warrants.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The Company leases a 4,634 square foot suite located at 550 Reserve Street, Suite 360, Southlake, Texas 76092, pursuant to an Office Lease, dated May 2, 2017, by and between the Company and GPI-MT, LP. The lease is a 64-month lease and expires in January 2023. We consider our current office space sufficient to meet our anticipated needs for the foreseeable future and believe it is suitable for the conduct of our business.

Item 3. Legal Proceedings.

There are no actions, suits, proceedings, inquiries or investigations before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company, threatened against or affecting the Company, our Common Stock, any of our officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

On June 15, 2022, our Common Stock and IPO Warrants that were issued in the IPO began trading on Nasdaq under the symbols “HSCS” and “HSCSW,” respectively. Prior to our IPO, no public trades occurred in our Common Stock or IPO Warrants.

Use of Proceeds from the IPO

On June 17, 2022, we closed on the sale of 1,500,000 Units in the IPO, with each Unit consisting of one share of Common Stock and one IPO Warrant to purchase one share of Common Stock at a combined public offering price of $4.25 per Unit. Additionally, in the IPO, the underwriter exercised the over-allotment option, in part, for 225,000 IPO Warrants at a public offering price of $0.01 per Warrant. The IPO was consummated pursuant to a Registration Statement on Form S-1 (File Number: 333-265024), or the IPO Registration Statement, that was declared effective by the SEC on June 14, 2022. The IPO Registration Statement registered the Units sold in the offering, the shares of Common Stock and IPO Warrants comprising the Units, and the IPO Warrants sold pursuant to the underwriter’s over-allotment option. The IPO Registration Statement also registered the warrants to purchase an aggregate of 105,000 shares of Common Stock that were issued to the underwriter in the IPO as a portion of the underwriting compensation payable in connection with the IPO, which we refer to as the Underwriter’s Warrants. The underwriter in the IPO was The Benchmark Company LLC.

We received approximately $5.2 million in net proceeds from the IPO after deducting the underwriting discount and commission and other IPO expenses payable by the Company of approximately $1.2 million. As of July 27, 2022, we have used approximately $800,000 of the net proceeds from the IPO for costs directly related to achieving FDA clearance for the MyoVista device, to pay accrued and unpaid interest under the $1M Loan and Security Agreement, and for working capital and general corporate purposes including personnel costs, capital expenditures and the costs of operating as a public company. We intend to use the remaining $4.4 million of the net proceeds from the IPO for costs directly related to achieving FDA clearance and for working capital and general corporate purposes.

Holders

As of July 28, 2022, there were approximately 379 holders of record of our Common Stock. As many of our shares of Common Stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividend Policy

We have not paid any cash dividends on our Common Stock to date. The payment of dividends in the future will be contingent upon our revenue and earnings, if any, capital requirements and general financial condition, and will be within the discretion of our then-existing board of directors.

Issuances of Unregistered Securities

During Fiscal 2022:

•
in June 2021, July 2021, and November 2021, the Company issued warrants to purchase 30,781 shares of Common Stock in exchange for consulting services and extensions of the $1M Loan and Security Agreement and $1.5M Notes. See “Description of Securities—$1.5M Lender Warrants” for a description of these warrants. These warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.
•
in August 2021, the Company issued 10,101 shares of Common Stock as a facility fee in connection with the Unsecured Promissory Draw Down Note for non-cash consideration amounting to $35,000. See “Note 4 – Debt—Unsecured promissory draw down note” in the notes to our financial statements included in this Annual Report on Form 10-K for a discussion of the Unsecured Promissory Draw Down Note. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.
•
from October 2021 to February 2022, in connection with the 2021 Bridge Securities, the Company issued Bridge Warrants to purchase 1,365,960 shares of Common Stock (as adjusted following consummation of the IPO, as required under the terms of the Bridge Warrants). See “Description of Securities—Warrants issued in connection with the 2021 Bridge Financing” for a description of the Bridge Warrants. Upon consummation of the IPO, and as required under the terms of the Bridge Notes, the Company issued 1,606,026 shares of Common Stock and Pre-Funded Warrants to purchase 77,443 shares of Common Stock from the conversion of the Bridge Notes. See “Description of Securities—Warrants issued in connection with the 2021 Bridge Financing” for a description of the Pre-Funded Warrants. The Bride Warrants and the Pre-Funded Warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The Benchmark Company, LLC served as the underwriter for the 2021 Bridge Securities and was paid $94,500 in compensation.

Upon consummation of the IPO:

•
as required under the terms of the $1.5M Notes, the Company issued 909,071 shares of Common Stock from the conversion of the $1.5M Notes. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) and/or Section 3(a)(9) of the Securities Act.
•
as required under the terms of the Bridge Notes, the Company issued 1,606,026 shares of Common Stock and Pre-Funded Warrants to purchase 77,443 shares of Common Stock from the conversion of the Bridge Notes. The Pre-Funded Warrants have substantially the same terms as the Bridge Warrants except that the exercise price is $0.0001 per share. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Indebtedness—2021 Bridge Financing” for a description of the Bridge Warrants. These shares and the Pre-Funded Warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) and/or Section 3(a)(9) of the Securities Act.
•
all of the outstanding shares of Series A convertible preferred stock were converted into 703,290 shares of Common Stock at a conversion ratio of 70.33 shares of Common Stock for each share of Series A convertible preferred stock. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) and/or Section 3(a)(9) of the Securities Act.

In July 2022, the Company converted 50,676 shares of Series C convertible preferred stock into 193,958 shares of Common Stock at a conversion ratio of 3.8274 shares of Common Stock for each share of Series C convertible preferred stock. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) and/or Section 3(a)(9) of the Securities Act.

Except as disclosed above with respect to the 2021 Bridge Securities, no underwriters were involved in the foregoing sales of securities described above under “Issuances of Unregistered Securities.” All of the purchasers in these transactions represented to us in connection with their purchase that they were acquiring the securities for investment and not distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. Such purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither the Company nor any affiliated purchaser (as defined in rule 10b-18(a)(3) under the Exchange Act) repurchased any equity securities of the Company during the fourth quarter of Fiscal 2022.

Description of Securities

The following description summarizes the terms of our securities, our amended and restated certificate of formation, as amended (“Certificate of Formation”), and our second amended and restated bylaws (“Bylaws”). As it is only a summary, it does not contain all the information that may be important to you. For a complete description, you should refer to our Certificate of Formation and Bylaws, as in effect as of the date of filing with the SEC of this Annual Report on Form 10-K, the forms of which are filed as exhibits to this Annual Report on Form 10-K.

Our purpose is to engage in any lawful act or activity for which corporations may now or hereafter be organized under the Texas Business Organizations Code, or the TBOC. Our authorized capital stock consists of five hundred million (500,000,000) shares of Common Stock, par value $0.001 per share, and twenty million (20,000,000) shares of preferred stock, or Preferred Stock, par value $0.001 per share of which, as of July 28, 2022, there were 8,236,291 shares of Common Stock outstanding and held of record by 379 shareholders and 412,589 shares of Series C Preferred Stock (as defined below) outstanding that, as of such date, were convertible into 1,579,116 shares of Common Stock and held of record by 71 shareholders. Of our authorized Preferred Stock, six hundred thousand (600,000) shares have been designated as Series C Convertible Preferred Stock, or the Series C Preferred Stock, having a par value of $0.001 per share. Unless our Board of Directors determines otherwise, we will issue all shares of our capital stock in uncertificated form.

On June 17, 2022, we consummated an initial public offering (the “IPO”) of units (the “Units”), with each Unit consisting of (a) one share of our Common Stock and (b) a warrant (the “IPO Warrants”) to purchase one share of our Common Stock, and additional IPO Warrants through the exercise, in part, of the underwriter’s over-allotment option in the IPO. Our executive officers and directors have entered into lock-up agreements with the underwriter in the IPO that will, subject to certain customary exceptions, restrict the sale of the shares of our Common Stock and certain other securities held by them for 12 months following June 15, 2022, the date of the underwriting agreement entered into with the underwriters’ representative in connection with the IPO, or the underwriting agreement. In addition, certain of our shareholders have entered into substantially similar lock-up agreements, except their lock-up agreements will expire six months following the date of the underwriting agreement. As of July 28, 2022, a total of 2,977,538 shares of our Common Stock are subject to lock-up agreements entered into by our executive officers and directors and certain shareholders. Further, the shares of Common Stock issuable upon conversion of the Bridge Notes, Pre-Funded Warrants and Bridge Warrants will instead be subject to the lock-up agreements entered into in connection with the 2021 Bridge Financing. See “Shares Eligible for Future Sale–Lock-up Agreements” and “Underwriting–Lock-up Agreements” in our prospectus dated June 17, 2022, as supplemented, for a description of these lock-up agreements.

Common Stock

Holders of our Common Stock are entitled to one vote for each share held of record on all matters on which shareholders are entitled to vote generally, including the election or removal of directors, subject to certain limitations. The holders of our Common Stock do not have cumulative voting rights in the election of directors. Upon our liquidation, dissolution or winding up and after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of our Common Stock will be entitled to receive pro rata our remaining assets available for distribution on a pro rata basis. Holders of our Common Stock do not have preemptive, subscription, redemption or conversion rights. The Common Stock will not be subject to further calls or assessment by us. There will be no redemption or sinking fund provisions applicable to the Common Stock. All outstanding shares of our Common Stock are fully paid and non-assessable. The rights, powers, preferences and privileges of holders of our Common Stock will be subject to those of the holders of any shares of our Preferred Stock, including any Preferred Stock we may authorize and issue in the future.

As a Texas corporation, we are subject to certain restrictions on dividends under the TBOC. Generally, a Texas corporation may pay dividends to its shareholders out of its surplus (the excess of its assets over its liabilities and stated capital) unless the dividend would render the corporation insolvent.

The declaration, amount and payment of any future dividends will be at the sole discretion of our Board of Directors. Our Board of Directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our shareholders.

We currently expect to retain all future earnings for use in the operation and expansion of our business and have no current plans to pay dividends.

Preferred Stock

Our Certificate of Formation authorizes our Board of Directors to establish one or more series of Preferred Stock (including convertible Preferred Stock). Unless required by law or by the TBOC, the authorized shares of Preferred Stock will be available for issuance without further action by our shareholders.

Our Board of Directors will be able to determine, with respect to any series of Preferred Stock, the powers including preferences and relative participations, optional or other special rights, and the qualifications, limitations or restrictions thereof, of that series, including, without limitation:

•
the designation of the series;
•
the number of shares of the series, which our Board of Directors may, except where otherwise provided in the preferred stock designation, increase (but not above the total number of authorized shares of the class) or decrease (but not below the number of shares then outstanding);
•
whether dividends, if any, will be cumulative or non-cumulative and the dividend rate of the series;
•
the dates at which dividends, if any, will be payable;
•
the redemption rights and price or prices, if any, for shares of the series;
•
the terms and amounts of any sinking fund provided for the purchase or redemption of shares of the series;
•
the amounts payable on shares of the series in the event of any voluntary or involuntary liquidation, dissolution or winding-up of the affairs of the Company;
•
whether the shares of the series will be convertible into shares of any other class or series, or any other security, of the Company or any other corporation and, if so, the specification of the other class or series or other security, the conversion price or prices or rate or rates, any rate adjustments, the date or dates as of which the shares will be convertible and all other terms and conditions upon which the conversion may be made;
•
restrictions on the issuance of shares of the same series or of any other class or series; and
•
the voting rights, if any, of the holders of the series.

We will be able to issue a series of Preferred Stock that could, depending on the terms of the series, impede or discourage an acquisition attempt or other transaction that some, or a majority, of the holders of our Common Stock might believe to be in their best interests or in which the holders of our Common Stock might receive a premium for their Common Stock over the market price of the Common Stock. In addition, the issuance of Preferred Stock may adversely affect the rights of holders of our Common Stock by restricting dividends on the Common Stock, diluting the voting power of the Common Stock or subordinating the liquidation rights of the Common Stock. As a result of these or other factors, the issuance of Preferred Stock may have an adverse impact on the market price of our Common Stock.

As of July 28, 2022, there were 412,589 shares of Series C Preferred Stock outstanding that, as of such date, were convertible into 1,579,116 shares of Common Stock. At the consummation of the IPO, all of our previously outstanding shares of Series A convertible preferred stock, par value $0.001 per share, or Series A Preferred Stock, converted into 703,290 shares of Common Stock and all or our previously outstanding shares of Series B convertible preferred stock, par value $0.001 per share, or Series B Preferred Stock, were cancelled. There are no longer any shares of Series A Preferred Stock or Series B Preferred Stock outstanding.

The Series C Preferred Stock was issued from April 2019 to October 2020 to accredited investors and has a liquidation preference to the Common Stock. As of July 28, 2022, the liquidation preference was approximately

$10.3 million. An amendment to, or waiver of rights of the Series C Preferred Stock requires the approval of holders of a majority of the outstanding shares of the Series C Preferred Stock. Additionally, pursuant to the FRV Side Letter, Front Range Ventures, LLC, or FRV, is entitled to appoint a member of the Board of Directors as well as a board observer, for so long as FRV holds at least 71,000 shares of Series C Preferred Stock.

Voting and Dividends

The holders of the shares of the Series C Preferred Stock have voting rights equal to an equivalent number of shares of the Common Stock into which it is convertible and vote together as one class with the Common Stock.

The holders of the Series C Preferred Stock are entitled to receive dividends at an annual rate of $1.50 per share. Such dividends shall accrue and are payable out of funds legally available, are payable only when and if declared by the Board of Directors, and are noncumulative. The Company is not permitted to declare, pay or set aside any dividends on shares of any other class or series of capital stock of the Company (other than dividends on shares of the Common Stock payable in shares of Common Stock) unless the holders of the shares of the Series C Preferred Stock then outstanding first receive, or simultaneously receive, a dividend on each outstanding share of the Series C Preferred Stock in an amount at least equal to the greater of (i) the amount of the aggregate dividends then accrued on such share of the Series C Preferred Stock and not previously paid and (ii) in the case of a dividend on the Common Stock or any class or series that is convertible into Common Stock, that dividend per share of Series C Preferred Stock as would equal the product of (1) the dividend payable on each share of such class or series determined, if applicable, as if all shares of such class or series had been converted into Common Stock and (2) the number of shares of Common Stock issuable upon conversion of a share of the Series C Preferred Stock.

No dividends have been declared to date on any shares of Preferred Stock.

Liquidation

In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, the holders of the Series C Preferred Stock are entitled to receive, prior and in preference to the holders of the Common Stock, a per share amount equal to 1.0 times the original issue price ($25.00 per share) plus any accrued but unpaid dividends thereon.

If upon the liquidation, dissolution or winding up of the Company, the assets of the Company that are legally available for distribution to the holders of the Series C Preferred Stock are insufficient to permit the payment to such holders of the full amounts above, then the entire assets of the Company that are legally available for distribution shall be distributed with equal priority and pro rata among the holders of the Series C Preferred Stock in proportion to what they would otherwise be entitled to receive.

After the payment of the full Series C Preferred Stock liquidation preference and unpaid accrued dividends, the holders of the Series C Preferred Stock shall participate in the distribution of the entire remaining assets of the Company legally available for distributions pro rata to holders of the Common Stock on an as converted basis. The sale of a majority of the capital stock of the Company or the sale, lease, transfer, exclusive license or other disposition, in a single transaction or series of related transactions, by the Company or any subsidiary of the Company of all or substantially all the assets of the Company and its subsidiaries taken as a whole shall be a deemed liquidation for the purpose of the Series C Preferred Stock.

Conversion

Each share of Series C Preferred Stock is convertible, at the option of the holder, at any time after the date of issuance of such share, into such number of fully paid and non-assessable shares of Common Stock determined by dividing the original issue price of $25.00 by the conversion price for such series in effect at the time of conversion for the Series C Preferred Stock. The conversion price for the Series C Preferred Stock is subject to adjustment in accordance with conversion provisions contained in our Certificate of Designations, Number, Voting Power, Preferences and Rights of Series C Convertible Preferred Stock dated March 12, 2019. As of July 28, 2022, the conversion price of the Series C Preferred Stock was $6.53 per share. See “—Antidilution Provisions” below.

Each share of Series C Preferred Stock automatically converts into shares of Common Stock at the conversion price at the time in effect immediately upon the Company’s sale of its Common Stock in a public offering provided that the offering price is not less than $16.50 per share (as adjusted for recapitalizations, stock combinations, stock dividends, stock splits and the like) and which results in aggregate cash proceeds of not less than $20.0 million before underwriting discounts, commissions, and fees.

Warrants

Investor Warrants

The Company issued warrants, or the Investor Warrants, in connection with funding or as consideration for services rendered to the Company. The Investor Warrants have terms ranging from five to ten years from the date of issuance. As of July 28, 2022, there were Investor Warrants to purchase 56,743 shares of Common Stock at exercise prices ranging from $3.47 to $15.18 per share.

Warrants issued in connection with the 2021 Bridge Financing

We issued the Bridge Warrants to originally purchase 775,420 shares of Common Stock in connection with the 2021 Bridge Financing. The Bridge Warrants expire in five years after the date of issuance, beginning on December 22, 2026, with an initial exercise price of $9.08 per share, subject to certain adjustments. No holder of a Bridge Warrant may exercise any portion of a Bridge Warrant if after giving effect to such exercise such holder (together with its Attribution Parties) would beneficially own in excess of 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon exercise of such holder’s Bridge Warrant. This limitation may be waived by a holder, at its election, upon not less than 61 days’ prior notice to the Company, to change the limitation to 9.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon exercise of such holder’s warrant. Any exercise of the Bridge Warrants resulting in a number of shares in excess of 9.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the exercise shall be deemed null and void and shall be cancelled ab initio.

The exercise price of the Bridge Warrants is subject to adjustment for certain events such as stock dividends and splits and, if and whenever on or prior to the later of (i) the second anniversary of the issuance date or (ii) the 18-month anniversary of the IPO, there are issuances of shares of Common Stock or securities convertible into or exercisable for shares of Common Stock at a price less than the exercise price of the Bridge Warrants, in which event the exercise price will be reduced to the price at which such newly issued shares of Common Stock or securities convertible into or exercisable for shares of Common Stock were issued. In addition, because the per share issuance price in the IPO was less than 125% of the exercise price of the Bridge Warrants then in effect, the exercise price was decreased to 125% of the issuance price of the Common Stock issued in the IPO. Pursuant to the terms of the Bridge Warrants, the amount allocated to each share of Common Stock in the IPO was $4.125 and as a result, the exercise price of the Bridge Warrants was reduced to $5.16 per share at the completion of the IPO. Upon a decrease of the exercise price, the number of shares of Common Stock to be received shall be adjusted such that the total consideration to be received by the Company upon exercise in full of the Bridge Warrants would equal 150% of the principal amount of the Bridge Note purchased by the holder in the 2021 Bridge Financing.

In addition to the Bridge Warrants, in the event any holder (including its Attribution Parties) of the Bridge Notes who would beneficially own in excess of 4.99% of the number of shares of the Common Stock outstanding immediately prior to, and immediately after giving effect to, the conversion of all or any portion of the Bridge Notes, may elect to receive a pre-funded warrant, or the Pre-Funded Warrants, for all shares in excess of such percentage. The Pre-Funded Warrants have substantially the same terms as the Bridge Warrants except that the exercise price is $0.0001 per share. Pre-Funded Warrants to purchase a total of 77,443 shares of Common Stock were outstanding as of July 28, 2022. For more information regarding the Bridge Notes, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Indebtedness”.

$1M Lender Warrants

In November 2021, the Company issued warrants to purchase 15,152 shares of our Common Stock, which we refer to as the $1M Lender Warrants, to the lenders of the $1M Notes as consideration for the extension of the maturity of the $1M Loan and Security Agreement to September 30, 2022. The $1M Lender Warrants expire on September 30, 2026. The $1M Lender Warrants are exercisable for Common Stock at an exercise price equal to the lower of (i) $6.05 per share and (ii) a 30% discount to the offering price for the sale of Common Stock in an initial public offering. Pursuant to the terms of the $1M Lender Warrants, the amount allocated to each share of Common Stock in the IPO was $4.24 and as a result, the exercise price of the $1M Lender Warrants was $2.89 per share as of July 28, 2022.

$1.5M Lender Warrants

In November 2021, the Company also issued warrants to purchase 4,545 shares of our Common Stock, which we refer to as the $1.5M Lender Warrants, to noteholders of the $1.5M Notes as consideration for the extension of the maturity of the $1.5M Notes to October 31, 2022. The $1.5M Lender Warrants expire on October 12, 2026. The $1.5M Lender Warrants are exercisable for Common Stock at an exercise price equal to the lower of (i) $6.05 per share and (ii) a 30% discount to the offering price for the sale of Common Stock in an initial public offering. Pursuant to the terms of the $1.5M Lender Warrants, the amount allocated to each share of Common Stock in the IPO was $4.24 and as a result, the exercise price of the $1.5M Lender Warrants was $2.89 per share as of July 28, 2022.

IPO Warrants

The following summary of certain terms and provisions of the IPO Warrants that were included in the Units issued in the IPO, plus the additional IPO Warrants issued as a result of the exercise, in part, of the underwriter’s over-allotment option in the IPO, is not complete and is subject to, and qualified in its entirety by, the provisions of the warrant agent agreement between us and American Stock Transfer & Trust Company, LLC, as warrant agent, and the form of warrant, both of which are filed as exhibits to this Annual Report on Form 10-K. Prospective investors should carefully review the terms and provisions set forth in the warrant agent agreement, including the annexes thereto, and the form of warrant.

Exercisability. The IPO Warrants are exercisable at any time until 5:00 P.M. New York City time on June 17, 2027. The IPO Warrants are exercisable, at the option of each holder, in whole or in part by delivering to us a duly executed exercise notice and, at any time a registration statement registering the issuance of the shares of Common Stock underlying the IPO Warrants under the Securities Act of 1933, as amended, or the Securities Act, is effective and available for the issuance of such shares of Common Stock, or an exemption from registration under the Securities Act is available for the issuance of such shares of Common Stock, by payment in full in immediately available funds for the number of shares of Common Stock purchased upon such exercise. If a registration statement registering the issuance of the Common Stock underlying the IPO Warrants under the Securities Act is not effective or available and an exemption from registration under the Securities Act is not available for the issuance of such Common Stock, the holder may, in its sole discretion, elect to exercise the IPO Warrant through a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of Common Stock determined according to the formula set forth in the IPO Warrant. No fractional shares of Common Stock will be issued in connection with the exercise of an IPO Warrant. In lieu of fractional shares, we will pay the holder an amount in cash equal to the fractional amount multiplied by the exercise price. We will not effect the exercise of any portion of the IPO Warrants, and the holder will not have the right to exercise any portion of the IPO Warrants, and any such exercise shall be null and void and treated as if never made, to the extent that after giving effect to such exercise, the holder together with its affiliates and certain other persons specified in the IPO Warrants collectively would own beneficially in excess of 4.99% (or, upon election by a holder prior to the issuance of any IPO Warrants, 9.99%) of the shares of Common Stock outstanding immediately after giving effect to such exercise.

Exercise Price. The exercise price per share purchasable upon exercise of the IPO Warrants is $4.25 per share. The exercise price is subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting our shares of Common Stock and also upon any distributions of assets, including cash, stock or other property to our shareholders.

Transferability. Subject to applicable laws, the IPO Warrants may be offered for sale, sold, transferred or assigned without our consent.

Warrant Agent. The IPO Warrants were issued in registered form under a warrant agent agreement between American Stock Trading & Trust Company, LLC, as warrant agent, and us. The IPO Warrants shall be represented only by one or more global warrants deposited with the warrant agent, as custodian on behalf of The Depository Trust Company (“DTC”) and registered in the name of Cede & Co., a nominee of DTC, or as otherwise directed by DTC.

Fundamental Transactions. In the event of a fundamental transaction, as described in the IPO Warrants and generally including any reorganization, recapitalization or reclassification of our ordinary shares, the sale, transfer or other disposition of all or substantially all of our properties or assets, our consolidation or merger with or into another person, the acquisition of more than 50% of our outstanding shares of Common Stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by our shares of Common Stock, the holders of the IPO Warrants will be entitled to receive upon exercise of the IPO Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the IPO Warrants immediately prior to such fundamental transaction.

Rights as a Shareholder. Except as otherwise provided in the IPO Warrants or by virtue of such holder’s ownership of our shares of Common Stock, the holder of an IPO Warrant does not have the rights or privileges of a holder of our Common Stock, including any voting rights, until the holder exercises the IPO Warrant.

Governing Law. The IPO Warrants and the warrant agent agreement are governed by New York law.

Underwriter’s Warrants

At the consummation of the IPO, we issued warrants to the underwriter, or the Underwriter’s Warrants, to purchase 105,000 shares of Common Stock, representing 7.0% of the aggregate number of shares of Common Stock underlying the Units sold in the IPO. The Underwriter’s Warrants expire at 5:00 P.M. New York City time on June 17, 2027, have an exercise price equal to $4.25, which is equal to 100% of the public offering price per Unit in the IPO, provide for a “cashless” exercise, and contain certain antidilution adjustments (but excluding any price based antidilution). The Underwriter’s Warrants contain provisions for unlimited “piggyback” registration rights for a period of no greater than three (3) years from the date of the IPO in compliance with FINRA Rule 5110(g)(8)(D). Pursuant to FINRA Rule 5110(e), the Underwriter’s Warrants and any shares of Common Stock issued upon exercise of the Underwriter’s Warrants may not be sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the effective economic disposition of the securities by any person for a period of 180 days beginning on the date of commencement of sales of the IPO, except certain transfers of such securities, including: (i) by operation of law or by reason of our reorganization; (ii) to any FINRA member firm participating in the IPO and the officers or partners thereof, if all securities so transferred remain subject to lock-up restriction set forth in Section 4(a) of the Underwriter’s Warrant for the remainder of the time period; (iii) if the aggregate amount of our securities held by the underwriter or related persons do not exceed 1% of the securities offered in the IPO; (iv) that is beneficially owned on a pro-rata basis by all equity owners of an investment fund, provided that no participating member manages or otherwise directs investments by the fund and the participating members in the aggregate do not own more than 10% of the equity in the fund; or (v) the exercise or conversion of any security, if all securities remain subject to the lock-up restriction set forth in Section 4(a) of the Underwriter’s Warrant for the remainder of the time period.

Options

The Company grants certain employees and board members stock option awards where vesting is contingent upon a service period, as it believes that such awards better align the interests of its employees with those of its shareholders. Stock option awards are granted with an exercise price equal to or above the market price of the Company’s stock at the date of grant. Certain stock option awards provide for accelerated vesting if there is a change in control, as defined in the option agreement. Stock options may not, subject to certain limited exceptions, be exercised when an employee leaves the Company. Where option awards are granted based on service periods, they generally vest quarterly based on three years of continuous service for executive directors and employees, or 12 months continuous service for directors and have 10-year contractual terms. At July 28, 2022, there were time-based options to purchase a total of 254,215 shares of Common Stock at an average exercise price of $11.79 per share.

The Company also grants stock option awards where vesting is contingent upon meeting various departmental and/or company-wide performance goals, including, in some instances, FDA and/or CE Mark regulatory approval and/or certain EBITDA and funding thresholds. Such performance-based stock options are expected to vest when the performance criteria and metrics have been met. These stock options have a term of ten years. At July 28, 2022, there were performance-based options to purchase a total of 581,768 shares of Common Stock at an average exercise price of $5.16 per share.

Antidilution Provisions

As of July 28, 2022, approximately 2,945,076 shares of Common Stock issuable upon exercise of outstanding Bridge Warrants and the Series C Preferred Stock are subject to antidilution protection provisions. The holders of these securities may be entitled to receive additional shares of Common Stock upon exercise of the Bridge Warrants or conversion of the Series C Preferred Stock, as applicable.

Registration Rights

In connection with the 2021 Bridge Financing, we entered into a registration rights agreement, or the Registration Rights Agreement, with the purchasers of the Bridge Notes pursuant to which we agreed to file a resale registration statement, no later than September 12, 2022, with respect to the shares of Common Stock issuable upon conversion of the Bridge Notes, exercise of the Bridge Warrants or resulting from antidilution provisions in the Bridge Notes, the Bridge Warrants and the Pre-Funded Warrants or any securities issued or then issuable upon any stock split, dividend or other distribution, recapitalization or similar event, collectively referred to as the Registrable Securities. In the event that the Registration Statement relating to the resale of the Registrable Securities is not declared effective by the SEC on or prior to November 11, 2022, we are required to pay to each holder of Registrable Securities an amount in cash equal to two percent of the principal amount of such holder’s Bridge Notes.

We have also previously granted certain registration rights to the holders of the Series C Preferred Stock. Under the terms of this registration rights agreement, which we refer to as the Series C Registration Rights Agreement, the holders of the Series C Preferred Stock owning not less than 30% of (i) the Common Stock issuable or issued upon conversion of the Series C Preferred Stock; and (ii) any Common Stock issued as (or issuable upon the conversion or exercise of any warrant, right, or other security that is issued as) a dividend or other distribution with respect to, or in exchange for or in replacement of, the shares referenced in clause (i) above, referred to herein as the Series C Registrable Securities, and the anticipated aggregate offering price, net of certain expenses, would exceed $10 million, may demand that the Company file a registration statement relating to the Series C Registrable Securities owned by the holders who have demanded such registration. In addition, if at any time when it is eligible to use a Form S-3 registration statement, the Company receives a request from holders of at least twenty-five percent (25%) of the Series C Registrable Securities then outstanding that the Company file a Form S-3 registration statement with respect to outstanding Series C Registrable Securities of such holders having an anticipated aggregate offering price, net of certain expenses, of at least $3 million, then the Company will be required to file a registration statement relating to the resale of the Series C Registrable Securities owned by such holders. Finally, if the Company proposes to register (including, for this purpose, a registration effected by the Company for shareholders other than the holders of the Series C Preferred Stock) any of the Common Stock under the Securities Act in connection with the public offering of such securities solely for cash, the Company is required to give each holder of Series C Registrable Securities notice of such registration and such holders may include their Series C Registrable Securities in such registration statement.

We have also agreed to grant certain unlimited “piggyback” registration rights to the underwriters’ representative in connection with the underwriters’ representative’s warrants. For more information, see “—Underwriter’s Warrants” above.

Annual Shareholder Meetings

Our Bylaws provide that annual shareholder meetings will be held at a date, time and place, if any, as exclusively selected by our Board of Directors. To the extent permitted under applicable law, we may conduct meetings by remote communications, including by webcast.

Anti-takeover Effects of Certain Provisions of Our Certificate of Formation, Bylaws and Texas Law

Our Certificate of Formation and Bylaws and the TBOC contain provisions, which are summarized in the following paragraphs, that are intended to enhance the likelihood of continuity and stability in the composition of our Board of Directors. These provisions are intended to avoid costly takeover battles, reduce our vulnerability to a hostile change of control and enhance the ability of our Board of Directors to maximize shareholder value in connection with any unsolicited offer to acquire us. However, these provisions may have an anti-takeover effect and may delay, deter or prevent a merger or acquisition of the Company by means of a tender offer, a proxy contest or other takeover attempt that a shareholder might consider in its best interest, including those attempts that might result in a premium over the prevailing market price for the shares of Common Stock held by shareholders.

Authorized but unissued capital stock

Texas law does not require shareholder approval for any issuance of authorized shares. However, the listing requirements of The Nasdaq Stock Market LLC, or the Nasdaq, which apply so long as our securities are listed on the Nasdaq, require shareholder approval of certain issuances equal to or exceeding 20% of the then outstanding voting power or then outstanding number of shares of Common Stock. Additional shares that may be issued in the future may be used for a variety of corporate purposes, including future public offerings, to raise additional capital or to facilitate acquisitions.

Our Board of Directors may generally issue shares of Preferred Stock on terms calculated to discourage, delay or prevent a change of control of the Company or the removal of our management. Moreover, our authorized but unissued shares of Preferred Stock are available for future issuances without shareholder approval and could be utilized for a variety of corporate purposes, including future offerings to raise additional capital, to facilitate acquisitions and employee benefit plans.

One of the effects of the existence of unissued and unreserved shares of Common Stock or Preferred Stock may be to enable our Board of Directors to issue shares to persons friendly to current management, which issuance could render more difficult or discourage an attempt to obtain control of the Company by means of a merger, tender offer, proxy contest or otherwise, and thereby protect the continuity of our management and possibly deprive our shareholders of opportunities to sell their shares of Common Stock at prices higher than prevailing market prices.

Classified Board of Directors

Our Certificate of Formation provides that our Board of Directors be divided into three classes of directors, with the classes to be as nearly equal in number as possible, and with the directors serving three-year terms. As a result, approximately one-third of our Board of Directors will be elected each year. The classification of directors will have the effect of making it more difficult for shareholders to change the composition of our Board of Directors. Our Certificate of Formation and Bylaws provide that, subject to any rights of holders of Preferred Stock to elect additional directors under specified circumstances, the number of directors will be fixed from time to time exclusively pursuant to a resolution adopted by the Board of Directors.

Removal of directors; vacancies

Under the TBOC, unless otherwise provided in our Certificate of Formation, directors serving on a classified board may be removed by the shareholders only for cause. Our Certificate of Formation provides that directors may be removed only for cause. In addition, our Certificate of Formation also provides that, subject to the rights granted to one or more series of Preferred Stock then outstanding, any vacancy occurring in our Board of Directors may be filled by election at an annual or special meeting of the shareholders called for that purpose or by the affirmative vote of a majority of the directors then in office (even if the remaining directors constitute less than a quorum of the Board of Directors), and any director so chosen shall hold office for the remainder of the term to which the director has been selected and until such director’s successor shall have been elected and qualified.

No cumulative voting

Under Texas law, the right to vote cumulatively does not exist unless the certificate of formation specifically authorizes cumulative voting. Our Certificate of Formation does not authorize cumulative voting. Therefore, shareholders holding a majority in voting power of the shares of our stock entitled to vote generally in the election of directors will be able to elect all our directors.

Special shareholder meetings

Our Certificate of Formation provides that special meetings of our shareholders may be called at any time by the Board of Directors, the chairman of the Board of Directors or the chief executive officer of the Company. Our Bylaws prohibit the conduct of any business at a special meeting other than as specified in the notice for such meeting. These provisions may have the effect of deferring, delaying or discouraging hostile takeovers, or changes in control or management of the Company.

Requirements for advance notification of director nominations and shareholder proposals

Our Bylaws establish advance notice procedures with respect to shareholder proposals and the nomination of for election as directors, other than nominations made by or at the direction of the Board of Directors or a committee of the Board of Directors. In order for any matter to be “properly brought” before a meeting, a shareholder will have to comply with advance notice requirements and provide us with certain information. Generally, to be timely, a shareholder’s notice must be received at our principal executive offices not less than 75 days nor more than 100 days prior to the first anniversary date of the immediately preceding annual meeting of shareholders. Our Bylaws also specify requirements as to the form and content of a shareholder’s notice. Our Bylaws allow the chairman of the meeting at a meeting of the shareholders to adopt rules and regulations for the conduct of meetings which may have the effect of precluding the conduct of certain business at a meeting if the rules and regulations are not followed. These provisions may also defer, delay or discourage a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to influence or obtain control of the Company.

Shareholder action by written consent

Our Certificate of Formation provides that any action required or permitted to be taken at an annual or special meeting of shareholders may be taken by written consent in lieu of a meeting of shareholders only with the unanimous written consent of our shareholders.

Amendment and restatement of bylaws

Our Bylaws provide that the Board of Directors is expressly authorized to make, alter, amend, change, add to, rescind or repeal, in whole or in part, our Bylaws without a shareholder vote in any matter not inconsistent with the laws of the State of Texas and our Certificate of Formation.

The combination of the classification of our Board of Directors and the lack of cumulative voting will make it more difficult for shareholders to replace our Board of Directors as well as for another party to obtain control of us by replacing our Board of Directors. Because our Board of Directors has the power to retain and discharge our officers, these provisions could also make it more difficult for existing shareholders or another party to effect a change in management.

These provisions may have the effect of deterring hostile takeovers or delaying or preventing changes in control of our management or the Company, such as a merger, reorganization or tender offer. These provisions are intended to enhance the likelihood of continued stability in the composition of our Board of Directors and its policies and to discourage certain types of transactions that may involve an actual or threatened acquisition of the Company. These provisions are designed to reduce our vulnerability to an unsolicited acquisition proposal. The provisions are also intended to discourage certain tactics that may be used in proxy fights. However, such provisions could have the effect of discouraging others from making tender offers for our shares and, as a consequence, they also may inhibit fluctuations in the market price of our shares that could result from actual or rumored takeover attempts. Such provisions may also have the effect of preventing changes in management.

Dissenters’ rights of appraisal and payment

Under the TBOC, with certain exceptions, our shareholders will have appraisal rights in connection with a merger, a sale of all or substantially all of our assets, an interest exchange or a conversion. Pursuant to the TBOC, shareholders who properly request and perfect appraisal rights in connection with such merger, sale of all or substantially all of our assets, interest exchange or conversion will have the right to receive payment of the fair value of their shares as agreed to between the shareholder and the Company or, if they are unable to reach agreement, as determined by the State District Court in Tarrant County, Texas.

Shareholders’ derivative actions

Under the TBOC, any of our shareholders may bring an action in our name to procure a judgment in our favor, also known as a derivative action, provided that the shareholder bringing the action (i) is a holder of our shares at the time of the transaction to which the action relates or such shareholder became a shareholder by operation of law from a person that was a shareholder at the time of the transaction to which the action relates and (ii) fairly and adequately represents the interests of the Company in enforcing the right of the Company.

Limitations on liability and indemnification of officers and directors

The TBOC authorizes corporations to limit or eliminate the personal liability of directors to corporations and their shareholders for monetary damages for breaches of directors’ fiduciary duties (other than breaches of the directors’ duty of loyalty to corporations or their shareholders), subject to certain exceptions. Our Certificate of Formation includes a provision that limits the personal liability of directors for monetary damages for an act or omission in the director’s capacity as a director to the fullest extent permitted by Texas law. However, exculpation will not apply to any director if the director has acted in bad faith, engaged in intentional misconduct, knowingly violated the law, authorized illegal dividends or redemptions, derived an improper benefit from his or her actions as a director or engaged in an act or omission for which the liability of the director is expressly provided by an applicable statute.

Our Certificate of Formation provides that we must indemnify our directors and officers to the fullest extent authorized by the TBOC. We also are expressly authorized to carry directors’ and officers’ liability insurance providing indemnification for our directors, officers and certain employees for some liabilities. We believe that these indemnification provisions and insurance will be useful to attract and retain qualified directors and officers.

The limitation of liability and indemnification provisions in our Certificate of Formation and Bylaws may discourage shareholders from bringing a lawsuit against directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our shareholders. In addition, your investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

As of July 28, 2022, there is no pending material litigation or proceeding involving any of our directors, officers or employees for which indemnification is sought.

Business combinations

Under Title 2, Chapter 21, Subchapter M of the TBOC, we may not engage in certain “business combinations” with any “affiliated shareholder,” or any affiliate or associate of the affiliated shareholder for a three-year period following the time that the shareholder became an affiliated shareholder, unless:

•
prior to such time, our Board of Directors approved either the business combination of the transaction which resulted in the shareholder becoming an affiliated shareholder; or
•
not less than six months after the affiliated shareholders’ share acquisition date, the business combination is approved by the affirmative vote at a meeting, and not by written consent, of holders of at least 66 2⁄3% of our outstanding voting shares that are not owned by the affiliated shareholder or an affiliate or associate of the affiliated shareholder.

Generally, a “business combination” includes a merger, asset or stock sale or other similar transaction. Subject to certain exceptions, an “affiliated shareholder” is a person who beneficially owns (as determined pursuant to Title 2, Chapter 21, Subchapter M of the TBOC), or within the previous three years beneficially owned, 20% or more of our outstanding voting shares. For purposes of this section only, “voting share” has the meaning given to it in Title 2, Chapter 21, Subchapter M of the TBOC.

Under certain circumstances, this provision will make it more difficult for a person who would be an “affiliated shareholder” to effect various business combinations with the Company for a three-year period. This provision may encourage companies interested in acquiring the Company to negotiate in advance with our Board of Directors because the shareholder approval requirement would be avoided if our Board of Directors approves either the business combination or the transaction that results in such shareholder becoming an affiliated shareholder. These provisions also may have the effect of preventing changes in our Board of Directors and may make it more difficult to accomplish transactions which shareholders may otherwise deem to be in their best interests.

Listing

Our Common Stock and the IPO Warrants are listed on the Nasdaq under the symbol “HSCS” and “HSCSW,” respectively. No assurance can be given that an active trading market will develop for our Common Stock or the IPO Warrants or, if developed, be sustained.

Transfer agent and registrar

The transfer agent and registrar for our Common Stock and Warrants is American Stock Transfer & Trust Company, LLC.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Cautionary Note Regarding Forward-Looking Statements” and under “Risk Factors” elsewhere in this Annual Report on Form 10-K.

Overview

We are a medical technology company focused on applying innovative AI-based technology to an ECG (also known as an EKG) to expand and improve an ECG’s clinical usefulness. Our objective is to make an ECG a far more valuable cardiac screening tool, particularly in frontline or point-of-care clinical settings. HeartSciences’ first product candidate for FDA clearance, the MyoVista wavECG, or the MyoVista, is a resting 12-lead ECG that is also designed to provide diagnostic information related to cardiac dysfunction which has traditionally only been available through the use of cardiac imaging. The MyoVista also provides conventional ECG information in the same test. Our business model, which involves the use of the MyoVista device and consumables for each test, is expected to be “razor-razorblade” as the electrodes used with the MyoVista are proprietary to HeartSciences, and new electrodes are required for every test performed. As of July 28, 2022, we had 12 full-time employees.

Our device is not cleared for marketing by the FDA and our future success is dependent upon receiving FDA De Novo clearance for the MyoVista. Additional funding may be required in order to achieve FDA clearance for the MyoVista and, if clearance is achieved, would then be required to support the sales launch of the MyoVista into the U.S., provide working capital and support further R&D.

We believe that there is currently no low-cost, front-line, medical device that is effective at screening for heart disease. As a result, we believe that frontline physicians face a significant challenge in determining if a patient has heart disease. Although many think of the ECG as the frontline heart disease test, in 2012, the United States Preventive Services Task Force, or USPSTF, conducted an evaluation of conventional ECG testing and stated: “There is no good evidence that an ECG helps physicians predict heart risks in people with no symptoms any better than traditional considerations such as current or former smoking, blood pressure and cholesterol levels.”

ECG devices record the electrical signals of a patient’s heart. The ECG is a ubiquitous, relatively low-cost, simple and quick test; it is portable and can be performed in a wide range of clinical settings by a non-specialist clinician or clinical aide. There are three basic categories of heart disease: electrical (such as an arrhythmia), structural (such as valvular disease) and ischemic (such as coronary artery disease, or CAD). Conventional resting ECGs have limited sensitivity in detecting structural and ischemic disease and are typically used for diagnosing cardiac rhythm abnormalities, such as atrial fibrillation, also known as Afib, or acute coronary syndrome, such as a myocardial infarction, which is also known as a heart attack. However, traditional ECGs have a limited role in identifying cardiac dysfunction associated with structural and ischemic disease.

HeartSciences has designed the MyoVista to help address these limitations and extend the clinical capability of an ECG in detecting cardiac dysfunction. We apply AI-machine learning to the signal processed electrical signal of the heart. Our first algorithm, which is not yet FDA cleared, is designed to detect cardiac dysfunction caused by heart disease and/or age-related cardiac dysfunction.

The editorial comment associated with the study titled “Prediction of Abnormal Myocardial Relaxation from Signal Processed Surface ECG” presented below discusses recent applications of machine learning to data derived from surface 12-lead ECGs in relation to cardiac dysfunction:

“These are some of the most significant advances in electrocardiography since its inception, which has historically had a limited, if any, role in the evaluation of cardiac dysfunction. In the past, our cardiovascular community was resigned to the fact that surface ECGs are poor indicators for cardiac dysfunction.”

Khurram Nasir, MD, MPH, MSC, Department of Cardiology, Houston Methodist DeBakey Heart & Vascular Center, Houston, Texas, et. al., Journal of American College of Cardiology Editorial Comment Volume 76 Number 8 2020.

Almost all forms of heart disease, including CAD and structural disease, affect heart muscle, or cardiac, function prior to symptoms. Impaired cardiac function is first observed as impaired cardiac relaxation which is an early indicator of diastolic dysfunction and usually continues to increase in severity as heart disease progresses. The diastolic phase of the cardiac cycle occurs when the heart muscle relaxes (following contraction). Diastolic dysfunction may also be related to age-related cardiac dysfunction.

If we receive FDA clearance for the MyoVista, our main target markets would be frontline healthcare environments in the U.S., such as primary care, to assist physician decision making in the cardiology referral process. Currently, cardiology referral decisions are often based on a patient’s risk factors and/or a conventional ECG test. Accordingly, many patients with heart disease are left undetected while no treatment or intervention is required for most patients referred for cardiac imaging. We believe that adding the capability to detect cardiac dysfunction to a standard 12-lead resting ECG could help improve cardiac referral pathways and be valuable for patients, physicians, health systems and third-party payors.

For additional information regarding the FDA regulatory process, see “Business—FDA and Other Government Regulation.”

New Class II devices, such as the MyoVista, require FDA De Novo premarket review. The MyoVista along with its proprietary software and hardware is classified as a Class II medical device by the FDA. Premarket review and clearance by the FDA for these devices is generally accomplished through the 510(k) premarket notification process or De Novo classification request, or petition process. We previously submitted an FDA De Novo classification request in December 2019. Based on feedback and communications with the FDA during 2020, we have been making modifications to our device and are partially through a new, pivotal clinical validation study and the device testing and development necessary for a revised FDA De Novo submission, which we expect to take place later in the fiscal year ending April 30, 2023.

We are using the funding from the IPO to continue our work towards FDA resubmission and clearance. Although our current aim is to achieve FDA clearance, which would allow us to market the MyoVista in the U.S., with the net proceeds of the IPO, there is no assurance that this will be the case. Additional funding will be required to support the sales launch of the MyoVista into the U.S., provide working capital and support further R&D. Our independent registered public accounting firm has issued an opinion on our audited financial statements included in this Annual Report on Form 10-K that contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern because we have experienced recurring losses, negative cash flows from operations, and have a working capital deficiency. These events and conditions indicate that a material uncertainty exists that may cast significant doubt on our ability to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

Recent Developments

Initial Public Offering

On June 17, 2022, we completed the IPO. The IPO consisted of the sale of 1,500,000 Units, with each Unit consisting of one share of Common Stock, and one IPO Warrant to purchase one share of Common Stock at a combined public offering price of $4.25 per Unit. The Common Stock and the IPO Warrants were immediately separable following the IPO. The IPO Warrants are exercisable at any time up to expiration, which is five years from the date of issuance. We received approximately $5.2 million in net proceeds from the IPO after deducting the underwriting discount and commission and other estimated offering expenses payable by the Company of approximately $1.2 million.

We received approximately $5.2 million in net proceeds from the IPO after deducting the underwriting discount and commission and other IPO expenses payable by the Company of approximately $1.2 million. As of

July 27, 2022, we have used approximately $800,000 of the net proceeds from the IPO for costs directly related to achieving FDA clearance for the MyoVista device, to pay accrued and unpaid interest under the $1M Loan and Security Agreement, and for working capital and general corporate purposes including personnel costs, capital expenditures and the costs of operating as a public company. We intend to use the remaining $4.4 million of the net proceeds from the IPO for costs directly related to achieving FDA clearance and for working capital and general corporate purposes.

Changing circumstances may cause us to consume capital significantly faster than we currently anticipate. The amounts and timing of our actual expenditures will depend upon numerous factors, including the progress of our global marketing and sales efforts, our development efforts and the overall economic environment. Therefore, our management will retain broad discretion over the use of the remaining proceeds from the IPO. We ultimately may use the remaining proceeds for different purposes than what we currently intend. Pending any ultimate use of any portion of the proceeds from the IPO, if the anticipated proceeds will not be sufficient to fund all the proposed purposes, our management will determine the order of priority for using the remaining proceeds, as well as the amount and sources of other funds needed.

Pending our use of the net proceeds from the IPO, we may invest the net proceeds in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments and U.S. government securities.

Results of Operations

Revenues

Revenues, which have been minimal to date, consist mainly of sales of devices, electrodes and other supplies in the establishment of distributor relationships outside the U.S. during the approval, development and improvement of the MyoVista.

Cost of Sales

Cost of sales consists primarily of costs related to materials, components and subassemblies. Cost of sales also includes certain direct costs such as those incurred for shipping and freight.

Operating Expenses

Our operating expenses have consisted solely of research and development expenses and selling, general and administrative expenses.

Research and Development Expenses

Our research and development activities primarily consist of clinical, regulatory, engineering and research work associated with our MyoVista device. Research and development expenses include payroll and personnel-related costs for our research and development, clinical and regulatory personnel, including expenses related to stock-based compensation for such employees, consulting services, clinical trial expenses, regulatory expenses, prototyping and testing. Research and development expenses also include costs attributable to clinical trial expenses including clinical trial design, site development and study costs, data, related travel expenses, the cost of products used for clinical activities, internal and external costs associated with regulatory compliance and patent costs. We have expensed research and development costs as they have been incurred.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist of payroll and personnel-related costs for field support personnel, business development, consulting, stock-based compensation, and for administrative personnel that support our general operations such as executive management and financial accounting. Selling, general and administrative expenses also include costs attributable to professional fees for legal and accounting services, premises costs, IT, insurance, consulting, recruiting fees, travel expenses and depreciation.

Interest Expense

Interest expense relates to our loan facilities and convertible notes. For more information, see “—Description of Indebtedness.”

Other Income (Expense), Net

Other income (expense), net primarily consists of forgiveness of loans issued under the CARES Act.

The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods based on our statement of operations data. The year over year comparison of results of operations is not necessarily indicative of results of operations for future periods.

Summary of Statements of Operations for Fiscal 2022 and Fiscal 2021:

	For the year ended April 30,
	2022	2021	$ Change	% Change
	(In thousands, except percentages)
Revenue	$14	$26	$(12)	(46)%
Cost of sales	8	11	(3)	(27)%
Gross margin	6	15	(9)	(60)%
Operating expenses:
Research and development	3,001	1,708	1,293	76%
Selling, general and administrative	1,714	875	839	96%
(Gain) loss on disposal of property and equipment	—	(2)	2	(100)%
Total operating expenses	4,715	2,581	2,134	83%
Loss from operations	(4,709)	(2,566)	(2,143)	84%
Interest expense	(372)	(132)	(240)	182%
Gain on extinguishment of debt	250	250	—	—
Other income	3	—	3	NM
Other expense	—	(4)	4	(100)%
Other income (expense), net	(119)	114	(233)	(204)%
Net loss	$(4,828)	$(2,452)	$(2,376)	97%

*NM - Not meaningful

Revenues declined from $26,000 to $14,000 in Fiscal 2022 when compared to Fiscal 2021, a decrease of approximately 46%. Our revenues to date have been in relation to establishing distributor relationships outside the United States and obtaining feedback during product development and improvement. The decrease in revenue is due to the timing of engaging new distributors and fact that our CE Mark under the MDD lapsed in Fiscal 2022 as well as the continuing effects of the COVID-19 pandemic which impacted engagement with medical institutions and distributors.

The cost of sales decreased $3,000, or 27%, to $8,000 during Fiscal 2022 compared to $11,000 for Fiscal 2021 and the decline is consistent with the decrease noted in revenue.

During Fiscal 2022, research and development expenses increased $1.3 million when compared to Fiscal 2021, an increase of 76%, primarily resulting from increase of $783,000 related to clinical trial studies, $328,000 in software consulting and hardware development, and $120,000 in payroll expenditures which is consistent with work being performed for device development and ongoing clinical validation studies in preparation for a new De Novo submission.

During Fiscal 2022, selling, general, and administrative expenses increased $839,000, or 96%, when compared to Fiscal 2021. The increase is primarily due to additional accounting, audit, and professional and recruiting fees incurred as part of preparation for the IPO.

Interest expense increased $240,000 during Fiscal 2022 when compared to Fiscal 2021, an increase of 182%, primarily due to interest and debt service amortization related to the Bridge Notes. For more information, see “—Description of Indebtedness.”

Liquidity and Capital Resources

We had an accumulated deficit as of April 30, 2022, of approximately $54.4 million as well as incurring a net loss of approximately $4.8 million and negative operating cash flows in Fiscal 2022. We have incurred net losses and negative cash flows from operations since inception and we expect to continue to incur significant operating losses for the foreseeable future.

Our cash requirements are, and will continue to be, dependent upon a variety of factors. We expect to continue devoting significant capital resources to R&D, clinical studies and go-to-market strategies. Our principal sources of capital are cash on hand and the proceeds of future offerings of equity and debt securities. We cannot assure you that we will be able to consummate the sale of any such securities on terms acceptable to us, if at all.

As of April 30, 2022, we had approximately $918,000 of cash, an increase of $195,000 from $723,000 as of April 30, 2021.

During Fiscal 2022, we raised $4.2 million in gross proceeds (excluding, an original issue discount of $0.5 million on the Bridge Notes), offset by approximately $385,000 in deferred financing costs, in connection with the 2021 Bridge Financing to support the Company prior to the IPO.

Since our inception through April 30, 2022, we have funded our operations principally from sales of equity and debt securities.

Our independent registered public accounting firm has issued an opinion on our audited financial statements included in this Annual Report on Form 10-K that contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern because we have experienced recurring losses, negative cash flows from operations, and have a working capital deficiency. The events and conditions described in this paragraph, along with other matters, indicate that a material uncertainty exists that may cast significant doubt on our ability to continue as a going concern. Additionally, financial statements for future fiscal years may continue to include this explanatory paragraph with respect to our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. This going concern opinion could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. Until we can generate significant recurring revenues, we expect to satisfy our future cash needs through debt or equity financing. We cannot be certain that additional funding will be available to us on acceptable terms, if at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate research or development plans for, or efforts with respect to launch of sales of, our device. If we are unable to continue as a going concern, we may have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. Our lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital, enter into critical contractual relations with third parties and otherwise execute our business objectives.

The table below presents our cash flows for the periods indicated:

	Year Ended April 30,
U.S. dollars, in thousands	2022	2021
Net cash used in operating activities	$(3,644)	$(2,452)
Net cash (used in) provided by investing activities	$(2)	$(1)
Net cash provided by financing activities	$3,841	$2,680
Net change in cash and cash equivalents during the period	$195	$227

Operating Activities

Net cash used by our operating activities of $3.6 million during Fiscal 2022 was primarily due to our net loss of $4.8 million plus net non-cash items of $59,000, offset by $1.0 million of net changes in operating assets and liabilities. Net cash used by our operating activities of $2.5 million during Fiscal 2021 was primarily due to our net loss during the period.

Financing Activities

During Fiscal 2022, net cash provided by financing activities was $3.8 million and was primarily from the issuance of the Bridge Securities. During Fiscal 2021, net cash provided by financing activities was $2.7 million and was primarily from the issuance of convertible promissory notes, Series C Preferred Stock, and shareholder notes. For additional information, please refer to “—Description of Indebtedness.”

Future Capital Needs

Although our current aim is that the proceeds from our IPO would be sufficient to achieve FDA clearance, which would allow us to market the MyoVista in the U.S., there is no assurance this will be case. Additional funding will be required to support the sales launch of the MyoVista into the U.S., provide working capital, and support further R&D.

Our primary current sources of capital are the net proceeds from the IPO and the net proceeds of the 2021 Bridge Financing. If an opportunity presents itself, we may in the future attempt to obtain funding through the sale of debt or equity securities, although we may not be able to complete financing on terms acceptable to us or at all. The accompanying financial statements have been prepared assuming that the Company will continue as a “going concern.” For more information, please refer to “Risk Factors—There is substantial doubt about our ability to continue as a going concern, which could prevent us from obtaining new financing either on reasonable terms or at all."

Description of Indebtedness

As of April 30, 2022, we had a total of $6.0 million of indebtedness, excluding accrued and unpaid interest, outstanding as follows:

	As of April 30,
	2022	2021

Bridge Notes	$3,442	$—
$130K Note	130	130
$1.5M Notes	1,500	1,500
$1M Loan and Security Agreement	1,000	1,000
PPP Loan	—	250
Total:	$6,072	$2,880

2021 Bridge Financing

In December 2021, the Board approved the sale of Senior Subordinated Convertible Loan Notes (the “Bridge Notes”) and associated warrants (the “Bridge Warrants”), (together the “2021 Bridge Securities”).

The Company sold $4,695,555 principal value of the Bridge Notes which were issued with a 10% original issue discount (OID), and accrued interest at 8% per annum and had a maturity date of December 22, 2024. In accordance with their terms, the entire amount of the Bridge Notes, including $165,516 of accrued interest, converted upon the IPO into 1,606,027 shares of Common Stock to at a conversion price of $2.89 and Pre-Funded Warrants to acquire 77,443 shares of Common Stock at an exercise price of $0.0033 per share. The Bridge Warrants have a 5-year term from their date of issuance and, in accordance with their terms following the IPO, have the right to purchase 1,365,960 shares of Common Stock at an exercise price of $5.16 per share. The exercise price of the Bridge Warrants is subject to full ratchet downward adjustment for 18 months following the IPO in the event of an issuance of Common Stock at a share price (or issuance of convertible securities or options at a lower conversion price or exercise price, as applicable) lower than the then current exercise price. Upon a lowering of the exercise price, the holder will be entitled to exercise the Bridge Warrants such that new exercise price multiplied by the number of shares of Common Stock purchased is 150% of the principal amount of the Bridge Notes originally purchased.

$130K Note

On August 12, 2019, the Company entered into an unsecured drawdown convertible promissory note with Front Range Ventures, LLC, or FRV, for an aggregate amount not to exceed $130,000, which we refer to as the $130K Note. The $130K Note may be repaid at any time upon 20 days’ notice to the holder. The $130K Note is convertible into Series C Preferred Stock at any time, upon written notice by either the holder or the Company or at maturity, at the lowest price paid for the Series C Preferred Stock prior to conversion, which is currently $25 per share. The $130K Note matures 20 days following FDA clearance of the MyoVista. Under the terms of the agreement, the note is non-interest bearing.

The $130K Note does not contain any covenants that restrict our ability to conduct business. The $130K Note does not contain specific events of default but any breach of its terms by the Company would entitle FRV to all available rights and remedies, at law or in equity.

$1.5M Notes

In December 2020, the Board of Directors approved the offering of a series of secured convertible promissory notes in the amount of $1,500,000 (“$1.5M Notes”). The $1.5M Notes were sold as a series to a number of different investors with $1,490,000 of the notes being sold to shareholders of the Company of which members of the Board of Directors of the Company subscribed for $30,000. The notes had an original maturity of July 31, 2022 and were subsequently amended on November 2, 2021, extending maturity to October 31, 2022. As part of the extension agreements, in November 2021, the Company issued warrants, or the $1.5M Lender Warrants, to purchase 4,545 shares of Common Stock of the Company which, in accordance with their terms, have an exercise price of $2.89 following the IPO. The $1.5M Lender Warrants expire on October 12, 2026.

The entire amount of the $1.5M Notes converted upon the IPO into 909,071 shares of Common Stock at a conversion price of $1.65. In accordance with their terms no interest was payable as they converted prior to maturity.

$1M Loan and Security Agreement

In April 2020, the Company entered into a loan and security agreement with FRV and John Q. Adams, Sr. who are both shareholders of the Company. Mr. Adams is also a former director of the Company. Each party committed to lend a principal amount of $500,000, totaling $1,000,000 and the loan was drawn in three installments of $300,000 upon execution of the loan agreement, $350,000 on or about July 2, 2020 and $350,000 on or about September 4, 2020. The loan had an original maturity date of September 30, 2021, which was amended on September 30, 2021 making the note repayable on demand. The loan was amended again on November 3, 2021, extending the maturity to September 30, 2022. As part of the extension agreement, in November 2021, the Company issued 15,152 warrants to purchase Common Stock of the Company at an exercise price of $2.89 following the IPO. The loan was further amended on May 24, 2022, extending maturity to September 30, 2023. In connection with the amendment in May 2022, the Company agreed to pay Mr. Adams all accrued but unpaid interest on his note prior to September 30, 2022.

The loan accrues interest at a rate of 12% per annum, compounded annually, which is payable at maturity. The Company is also required to pay default interest at a rate of 18% per annum, compounded annually, on any unpaid amounts due at maturity until the loan amounts are fully repaid. The loan is collateralized by substantially all of the Company’s assets and intellectual property, except for the secured interest on the covered technology as discussed in Note 10 to the Notes to our Financial Statements.

As of April 30, 2022 and April 30, 2021, accrued interest was approximately $229,000 and $98,000, respectively, of which approximately $115,000 was due to Mr. Adams. In June 2022, the Company paid approximately $126,000 in accrued interest to Mr. Adams.

The $1M Notes contain numerous events of default, including:

•
nonpayment of principal or interest;
•
the breach of any representation or warranty set forth in any of the documents and instruments executed and delivered in connection with the $1M Loan and Security Agreement, as amended;
•
cross default and cross acceleration to certain other indebtedness;
•
bankruptcy and judgments;
•
a final judgment or order for payment of money in excess of $10,000 rendered against the Company;
•
cessation of our operations; and
•
sale, conveyance or disposition of all or substantially all of the Company’s assets or the effectuation of a transaction or series of related transactions in which more than 50% of the voting power of the Company is transferred.

The $1M Notes do not contain any covenants, other than those that are defined as events of default and therefore listed above, that restrict our ability to conduct business.

Paycheck Protection Program Loans

On April 20, 2020, the Company received loan proceeds in the amount of $250,200 under the Paycheck Protection Program, or the PPP, which was established as part of the Coronavirus Aid, Relief and Economic Security Act. Following the PPP guidelines, the loan was forgiven in November 2020.

On January 25, 2021, the Company received a second PPP loan in the amount of $250,200. Following the PPP guidelines, the loan was forgiven in June 2021.

Current Outlook

We have financed our operations to date primarily through the issuance of Common Stock, preferred stock, warrants and debt securities. We have incurred losses and generated negative cash flows from operations since inception. Since inception, we have generated limited revenues from the sale of products through establishment of distributor relationships outside the U.S. during the development of the MyoVista. We require FDA clearance to market the MyoVista in the U.S. and do not expect to generate significant revenues from the sale of our device in the near future or prior to FDA clearance.

As of April 30, 2022, our cash and cash equivalents were $918,000 and in June 2022, we received net proceeds of $5.2 million in the IPO. We will need to seek additional financing to fund our future operations. Our future capital requirements will depend on many factors, including:

•
the progress and costs of our research and development activities;
•
the costs of manufacturing our device;
•
the costs of filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;
•
the potential costs of contracting with third parties to provide marketing and distribution services for us or for building such capacities internally; and
•
the magnitude of our general and administrative expenses.

Until we can generate sufficient cash flow from operations, we expect to satisfy our future cash needs through equity financings. Additional funding will be required to support the sales launch of the MyoVista into the U.S., provide working capital and support further R&D. We cannot be certain that additional funding will be available to us when needed on acceptable terms, if at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate research or development plans for, or efforts with respect to launch of sales of, our device. If we are unable to continue as a going concern, we may have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. Our lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital, enter into critical contractual relations with third parties and otherwise execute our business objectives.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements in accordance with U.S. GAAP requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our estimates are based on our knowledge of current events and actions we may undertake in the future and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions. We believe the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgements and estimates. For additional details regarding our critical accounting policies, see the “Financial Statements—Notes to the Financial Statements, Note 3 - Summary of Significant Accounting Policies”.

Determination of Fair Value of Common Stock

Given the absence of a public trading market of our Common Stock prior to the IPO, and in accordance with the guidance as outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, our Board of Directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our Common Stock including:

•
external market conditions affecting the medical devices industry and trends within the industry;
•
actual operating and financial performance;
•
current business conditions and projections;
•
the rights, preferences and privileges of our preferred stock relative to those of our Common Stock;
•
our financial condition and operating results, including our levels of available capital resources;

•
the progress of our research and development efforts;
•
equity market conditions affecting comparable public companies; and
•
general U.S. market conditions and the lack of marketability of our Common Stock.

Stock-Based Compensation

The Company accounts for employee and non-employee share-based compensation in accordance with the provisions of ASC 718, Compensation—Stock Compensation. Under ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant).

The estimated fair value of common stock option awards is calculated using the Black-Scholes option pricing model, based on key assumptions such as fair value of common stock, expected volatility, and expected term. These estimates require the input of subjective assumptions, including (i) the expected stock price volatility, (ii) the calculation of the expected term of the award, (iii) the risk-free rate and (iv) expected dividend yields. As there had not been a public market for the Company’s Common Stock prior to the IPO, management has determined the expected stock price volatility at the time of grant of the option by considering a number of objective and subjective factors, including stock price volatility of comparable companies that are publicly available and based on the industry, stage of life cycle, size and financial leverage of such other comparable companies.

The Company has estimated the expected term of its Common Stock options using the “simplified” method, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data. The expected volatility is derived from the historical volatilities of comparable publicly traded companies over a period approximately equal to the expected term for the options. The risk-free interest rates for periods within the expected term of the option are based on the US Treasury securities with a maturity date that commensurate with the expected term of the associated award. There is no expected dividend yield since the Company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future.

For stock options issued to employees and non-employees, the fair value of stock-based awards is recognized as compensation expense over the requisite service period, which is defined as the period during which an employee is required to provide service in exchange for an award. The Company uses a straight-line attribution method for all grants that include only a service condition. The Company accounts for forfeitures when they occur. Stock-based compensation expense recognized in the financial statements is reduced by actual awards forfeited.

Pricing and Valuation of Inventories

Inventory consists of finished goods, work in progress, sub-assemblies and raw materials and is stated at the lower of cost or net realizable value. Net realizable value is the estimated sales price, which is derived from similar marketable devices, less standard costs approximating the purchase costs on a first-in, first-out basis. Reserves for slow-moving, excess, or obsolete inventories are recorded when required to reduce inventory values to their estimated net realizable values based on product life cycle, development plans, production expiration or quality issues. Inventory that is used for research and development are expensed as consumed.

Inventory consists mainly of raw materials and components used in the current hardware build of the MyoVista. Devices and components are used for research and development purposes and device sales, which to date have been in international markets as sale of the MyoVista in the U.S. is subject to FDA clearance. We are partially through a new, pivotal clinical validation study and device testing and development necessary for a revised FDA De Novo submission, which we expect to take place later in the fiscal year ending April 30, 2023. We believe that our hardware platform is in final form; however, prior to FDA clearance and market acceptance of the MyoVista, further hardware changes could be necessary which could have an impact on net realizable values. The majority of the Company’s current inventory is intended for use to build finished products for sales both internationally and in the U.S. following regulatory clearance. Finished products do not contain materials that would degrade significantly over the useable life of the device and are considered to have a useable life of over seven years. Existing inventory related to finished devices are planned to be updated to the latest hardware revision and specifically allocated to a limited distribution for field reliability studies and are not slated for general purpose sales. On a quarterly basis, management evaluates inventory and makes specific write-offs and provides an allowance for inventory that is considered obsolete due to hardware and/or software related changes. If the Company does not receive FDA clearance and/or obtain market acceptance of the MyoVista, the Company could have further material write-downs of inventory due to obsolescence in excess of the amount currently reserved.

Going Concern

The Company is subject to a number of risks similar to those of early-stage companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the need to obtain additional capital, competition from larger companies, and other technologies.

At April 30, 2022, the Company had an accumulated deficit of $54.4 million and stockholder’s deficit of $6.1 million. In addition, the Company has generated recurring losses and negative cash flows from operations since its inception and has a working capital deficiency. Based on these factors there is a substantial doubt regarding the Company’s ability to continue as a going concern.

In June 2022, the Company raised approximately $5.2 million in net proceeds from the completion of the IPO. The Company’s forecasts and cashflow projections indicate that current resources would be insufficient to support operations significantly beyond the second calendar quarter of 2023 and repay the $1M Notes as they fall due in September 2023. Additionally, the FDA can delay, limit or deny clearance of a medical device for many reasons outside the Company’s control which may involve substantial unforeseen costs. A negative variance in the forecasts and cashflow projections would make the Company’s ability to continue as a going concern dependent on an additional capital fund raise.

The Company’s plans include raising capital through the sale of additional equity securities, debt or capital inflows from strategic partnerships. Management can provide no assurance that such financing or strategic relationships will be available on acceptable terms, or at all, which would likely have a material adverse effect on the Company and its financial statements.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. For convertible instruments, the FASB decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current U.S. GAAP.

Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The FASB decided to amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions.

The FASB observed that the application of the derivatives scope exception guidance results in accounting for some contracts as derivatives while accounting for economically similar contracts as equity. The FASB also decided to improve and amend the related EPS guidance.

The amendments in this ASU are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted ASU 2020-06 as of the reporting period beginning May 1, 2021. The adoption of this ASU did not have a material impact on the Company's financial statements.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updates various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. The Company adopted ASU 2020-10 as of the reporting period beginning May 1, 2021. The adoption of this ASU did not have a material impact on the Company's financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary data of the Company required by this Item are described in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), after evaluating the effectiveness of disclosure controls and procedures, determined that our disclosures controls and procedures were not effective as of April 30, 2022 as a result of the identified material weaknesses in our internal control over financial reporting. The material weaknesses identified include (i) we did not maintain sufficient U.S. GAAP and SEC accounting resources commensurate with those required of a public company; (ii) we did not employ month-end financial reporting controls that prevented timely production of accurate monthly financial reports; (iii) we did not employ proper independent review of monthly financial reports to verify that such reports are accurate and reconciled properly to the supporting documentation schedules; and (iv) we did not have strong accounting consideration and analysis over equity accounts and inventory valuation. We have begun implementation of a plan to remediate these material weaknesses. These remediation measures are ongoing and include hiring additional accounting and financial reporting personnel and implementing additional policies, procedures, and controls.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal year ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

GLOSSARY OF TERMS

The following definitions shall apply to the terms used in this Annual Report on Form 10-K.

Terms Used by and for United States Federal Regulators and Regulations

“510(k)” means a premarket notification submission to the FDA for determination that a medical device is substantially equivalent to another legally U.S. marketed medical device prior to such device being marketed.

“510(k) Clearance” means a determination from FDA that a device is substantially equivalent to another legally U.S. marketed medical device thereby authorizing the device to be marketed in the U.S.

“ACA” means the Patient Protection and Affordable Care Act, as amended.

“CARES Act” means the Coronavirus Aid, Relief and Economic Security Act.

“CDC” means the U.S. Centers for Disease Control and Prevention.

“Class I” means a classification of medical devices with the lowest risk to the patient for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the QSR facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising and promotional materials.

“Class II” means a classification of medical devices that are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include submission of a 510(k), performance standards, post-market surveillance, patient registries and FDA guidance documents.

“Class III” means a classification of medical devices that pose the greatest risks, such as life sustaining, life supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device. Class III devices generally require approval of a PMA.

“Covered Entities” means, collectively, health plans, health care clearinghouses and certain health care providers as provided for under HIPAA.

“CMS” means U.S. Centers for Medicare & Medicaid Services.

“De Novo” means the process for obtaining authorization from the FDA of a novel medical device that is low to moderate risk for which general controls alone, or general and special controls, provide reasonable assurance of safety and effectiveness for the intended use, but for which there is no legally marketed predicate device. Devices that are classified (or re-classified) into Class I or Class II through a De Novo classification request may be marketed and used as predicates for future premarket notification 510(k) submissions, when applicable.

“DOJ” means the U.S. Department of Justice.

“FCA” means the False Claims Act.

“FDA” means the U.S. Food and Drug Administration.

“FDASIA” means the Food and Drug Administration Safety and Innovation Act of 2012, as amended.

“FDCA” means the Federal Food, Drug and Cosmetic Act, as amended.

“FINRA” means the Financial Industry Regulatory Authority.

“GUDID” means the FDA’s Global Unique Device Identification Database.

“HCPCS” means Healthcare Common Procedure Coding System.

“HHS” means the U.S. Health and Human Services—Office of the Inspector General.

“HIPAA” means the Health Insurance Portability and Accountability Act of 1996, as amended.

“HITECH” means the Health Information Technology for Economic and Clinical Health Care Act.

“IDE” means the FDA’s investigational device exemption regulations which govern medical device clinical trials. The IDE regulations exempt investigational devices from many regulations, but otherwise govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of submission, recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators intended to encourage public health and safety and with ethical standards.

“IRB” means the Institutional Review Board formally designated by the FDA regulations, which has oversite of a study being conducted at a clinical site.

“JOBS Act” means the Jumpstart our Business Startups Act of 2012.

“NAMCS” means the 2018 National Ambulatory Medical Care Survey.

“PMA” means a premarket approval application requesting the determination of the safety and effectiveness of Class III medical devices pursuant to a scientific and regulatory review by the FDA.

“QSR” means the FDA’s Quality System Regulation, which is the current good manufacturing practice requirements for medical devices. The requirements govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, storage, installation, and servicing of all finished devices intended for human use. The requirements are intended to ensure that finished devices will be safe and effective and otherwise in compliance with the Federal Food, Drug, and Cosmetic Act.

“SEC” means the U.S. Securities and Exchange Commission.

“Trade Laws” means, collectively, U.S. and foreign anticorruption, anti-money laundering, export control, sanctions and other trade laws and regulations.

“UDI” means Unique Device Identifiers as required by U.S. federal laws and regulations.

“USPSTF” means the U.S. Preventive Services Task Force.

“VA” means the U.S. Department of Veterans Affairs.

Terms Used for Other Regulators and Regulations within the U.S.

“CCPA” means the California Consumer Privacy Act.

“CPRA” means the California Privacy Rights Act.

Terms Used in Jurisdictions Other Than the U.S.

“CE” means Conformité Européene.

“CJEU” means the Court of Justice of the European Union.

“EC” means European Community.

“EEA” means the European Economic Area.

“EU” means the European Union.

“EU MDR” means the EU Medical Device Regulation.

“Financial Promotion Order” means the Financial Services and Markets Act 2000 (Financial Promotion) Order 2005, as amended.

“FinSA” means the Swiss Financial Services Act.

“FSMA” means the UK’s Financial Services and Markets Act 2000, as amended.

“GDPR” means the EU’s General Data Protection Regulation.

“MDD” means the EU Medical Devices Directive.

“Notified Body” means an organization accredited by a Relevant State to conduct conformity assessments.

“Privacy Shield” means the transfer framework, agreed to by the U.S. and the EU, for transferring data from the EU to the U.S., but which was invalidated in July 2020 by the CJEU.

“Prospectus Regulation” means Regulation (EU) 2017/1129.

“relevant persons” means, collectively, persons outside the UK and those persons in the UK who (i) who have professional experience in matters relating to investments and who fall within the definition of investment professionals (as defined in Article 19(5) of the Financial Promotion Order), (ii) fall within Article 49(2)(a) to (d) of the Financial Promotion Order, or (iii) are any other persons to whom it may otherwise lawfully be made under the Financial Promotion Order.

“Relevant State” means a member state of the EEA.

“UK” means the United Kingdom.

Terms Used for Medical and Medical Device Related Purposes

“ACC” means the American College of Cardiology.

“Afib” means atrial fibrillation or an irregular and often very rapid heart rhythm (or arrhythmia).

“AI” means artificial intelligence.

“AMA” means the American Medical Association.

“APC” means ambulatory payment classification.

“ARIC score” means the Atherosclerosis Risk in Communities studies score.

“AUC” means area under the curve.

“BNP testing” means the B-type natriuretic peptide testing.

“CAD” means coronary artery disease.

“CPT” means Current Procedural Terminology.

“CROs” means contract research organizations.

“CT” means computerized tomography.

“CCTAs” means coronary CT angiograms

“CVD” means cardiovascular disease.

“diastolic phase” means the period of the heart’s relaxation or filling phase (as opposed to the heart’s period of contraction or pumping phase called “systolic”) of a heartbeat.

“diastolic dysfunction” means impaired left ventricular relaxation and elevated filling pressures during the diastolic phase.

“ECG” means electrocardiogram or electrocardiograph as appropriate, which is also known by the acronym “EKG.”

“echo” means an echocardiogram.

“elderly” means an individual that is 65 years old or older.

“e-prime” or “ e’ ” means a key echocardiographic measurement of left ventricular diastolic function during the early diastolic phase, more specifically, this is a measurement of the speed of mitral annular motion at early diastole.

“GCP” means good clinical practice.

“HFpEF” means heart failure with preserved ejection fraction or where a patient is not yet classified as having systolic dysfunction, or, also known as severe diastolic dysfunction.

“HFrEF” means heart failure with reduced ejection fraction, or heart failure is classified with systolic dysfunction, also known as severe diastolic dysfunction.

“KOLs” means key opinion leaders, such as leading cardiologists.

“LV” means left ventricular.

“LVD” means left ventricular dysfunction.

“LVDD” means left ventricular diastolic dysfunction.

“myocardial infarction” is another term for a heart attack.

“off-label” means the use of products for a purpose other than as approved by the FDA.

“sensitivity” means the true positive rate or the percentage probability of a positive test result identifying patient with a condition as compared to the gold standard test which in our case is an echo.

“specificity” means the true negative rate or the percentage probability of a negative test result identifying a patient without a condition as compared to the gold standard test, which in our case is an echo.

Terms Used in Connection with the Company and Our Products

“$1.5M Lender Warrants” means the warrants issued to holders of the $1.5M Notes as consideration for the extension of the maturity of the $1.5M Notes.

“$1.5M Notes” means our 12% secured subordinated convertible promissory notes in the aggregate principal amount of $1.5 million issued to accredited investors between December 2020 and April 2021.

“$130K Note” means our private placement on August 12, 2019 with FRV, an accredited investor, of an unsecured drawdown convertible promissory note in the amount of $130,000.

“$1M Lender Warrants” means the warrants issued to holders of the $1M Notes as consideration for the extension of the maturity of the $1M Notes.

“$1M Loan and Security Agreement” means Loan and Security Agreement by and among the Company, FRV and John Q. Adams, Sr. in April 2020 in connection with the $1M Notes.

“$1M Notes” means our 12% secured, non-convertible promissory notes payable to FRV and John Q. Adams, Sr. in the aggregate principal amount of $1 million.

“ewECG” means energy waveform ECG, an alternative description of the MyoVista wavECG device used in the study published in JACC Cardiovascular Imaging Oct 2021, Volume 14 Number 10 and undertaken by Elizabeth L. Potter, MBBS, Thomas H. Marwick, MBBS, PHD, MPH et al.

“Investor Warrants” means all outstanding warrants to purchase 56,743 shares of our Common Stock issued in connection with funding or as consideration for services rendered to the Company and excludes the Bridge Warrants, other Pre-Funded Warrants, $1M Lender Warrants and $1.5M Lender Warrants.

"IPO Warrants" means all outstanding warrants to purchase shares of our Common Stock that were issued as part of the Units in the IPO plus additional warrants to purchase 225,000 shares of Common Stock that were issued in the IPO as a result of the underwriter’s exercise of its over-allotment option in part.

"Underwriter’s Warrants" means the warrants to purchase an aggregate of 105,000 shares of Common Stock that were issued to the underwriter in the IPO as a portion of the underwriting compensation payable in connection with the IPO.

“IT” means our information technology.

“MyoVista” means the MyoVista wavECG device.

“MyoVista Algorithm” means our wavECG proprietary algorithm.

“Series A Preferred Stock” means our Series A convertible preferred stock, par value $0.001 per share.

“Series B Preferred Stock” means our Series B convertible preferred stock, par value $0.001 per share.

“Series C Preferred Stock” means our Series C convertible preferred stock, par value $0.001 per share.

Terms Used in Connection with Our 2021 Bridge Financing

“2021 Bridge Financing” means our private placement, pursuant to a Securities Purchase Agreement, with a lead investor and additional accredited investors of the Bridge Notes and Bridge Warrants from December 2021 to February 2022, which were issued to such additional accredited investors in exchange for the secured subordinated convertible notes and warrants issued to them in an initial closing of a private placement in October 2021.

“Attribution Parties” are any Purchaser, together with its affiliates and any other person acting as a group as defined under Section 13(d) of the Exchange Act with regard to determining Maximum Percentage.

“Bridge Notes” means the 8% secured subordinated convertible notes we sold to Purchasers pursuant to the Securities Purchase Agreement.

“Bridge Warrants” means warrants to purchase our Common Stock issued pursuant to the Securities Purchase Agreement.

“Maximum Percentage” means the beneficial ownership in excess of 4.99% of the number of shares of the Common Stock outstanding immediately prior to, and immediately after giving effect to, the conversion of all or any portion of the Bridge Notes as applied to Attribution Parties unless a holder has notified the Company that it has elected to increase the Maximum Percentage to 9.99%.

“OID” means the 10% original issue discount on our Bridge Notes.

“Pre-Funded Warrants” means the warrants issued in the event the number of shares of Common Stock to be issued to a Purchaser upon conversion of in the Bridge Notes would be in excess of the Maximum Percentage.

“Purchasers” means the accredited investors who purchased our Securities pursuant to the Securities Purchase Agreement.

“Registration Rights Agreement” means the registration rights agreement we entered into with the Purchasers in conjunction with the Securities Purchase Agreement.

“Securities” means, collectively, all of the Bridge Notes, Bridge Warrants and Pre-Funded Warrants sold pursuant to the Securities Purchase Agreement.

“Securities Purchase Agreement” means the Securities Purchase Agreement we entered into with the Purchasers in connection with the 2021 Bridge Financing.

Terms Used in Connection with this Annual Report on Form 10-K Not Otherwise Listed

“ASC” means the Accounting Standards Codification.

“FRV” means Front Range Ventures, LLC.

“FRV Side Letter” means the letter agreement entered into by and between the Company and FRV on April 10, 2019.

“GE” means the General Electric Company.

“Hill-Rom” means Hill-Rom Holdings, Inc.

“MD&A” means Management’s Discussion & Analysis of Financial Condition and Results of Operations.

“Nasdaq” means The Nasdaq Stock Market LLC.

“Philips” means Koninklijke Philips N.V.

“PPP” means the Paycheck Protection Program established pursuant to the CARES Act.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Our business and affairs are managed under the direction of our Board of Directors, which currently consists of five members. The number of directors is determined by our Board of Directors, subject to the terms of our amended and restated certificate of formation and amended and restated bylaws.

Our Board of Directors is divided into three classes as nearly equal in size as is practicable. The composition of the Board of Directors is as follows:

•
Class I, which consists of Brian Szymczak and Bruce Bent, whose terms will expire at our annual meeting of shareholders to be held in 2023;
•
Class II, which consists of Mark Hilz and Patrick Kanouff, whose terms will expire at our annual meeting of shareholders to be held in 2024; and
•
Class III, which consists of Andrew Simpson, whose term will expire at our annual meeting of shareholders to be held in 2025.

Upon the expiration of the initial term of office for each class of directors, each director in such class shall be elected for a term of three years and serve until a successor is duly elected and qualified or until his or her earlier death, resignation or removal. Vacancies occurring on the Board of Directors, whether due to death, resignation, removal, retirement, disqualification or for any other reason, and newly created directorships resulting from an increase in the authorized number of directors, may be filled by a majority of the remaining members of the Board of Directors. Directors may be removed, but only for cause, with the affirmative vote of the holders of a majority of the voting power of our Common Stock and Preferred Stock voting together as a single class.

Director Independence

Our Common Stock and IPO Warrants are listed on Nasdaq. No assurance can be given that an active trading market will develop. Our Common Stock and IPO Warrants are listed on Nasdaq under the symbol “HSCS” and “HSCSW,” respectively. Under Nasdaq rules, independent directors must comprise a majority of a listed company’s Board of Directors within a specified period after completion of the IPO. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees must be independent. Under Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of that Company’s Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Ownership of a significant amount of our stock, by itself, does not constitute a material relationship.

Audit committee members of a listed company must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the Board of Directors, or any other board committee: (i) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (ii) be an affiliated person of the listed company or any of its subsidiaries. We have an audit committee composed of three independent directors who each meet the Nasdaq audit committee independence standards for a listed company.

Nasdaq rules require that, subject to limited exceptions, a listed company’s compensation committee must consist of at least two members, each of whom must be independent. In affirmatively determining the independence of any director who will serve on the compensation committee, the board of directors must consider all factors specifically relevant to determining whether a director has a relationship to the listed company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to (i) the source of compensation of such director, including any consulting, advisory or other compensatory fee paid by the listed company to such director, and (ii) whether such director is affiliated with the listed company, a subsidiary of the listed company or an affiliate of a subsidiary of the listed company. We have a compensation committee composed of three independent directors.

Nasdaq rules require that director nominees must either be selected, or recommended for the board of director’s selection, either by (i) independent directors constituting a majority of the board’s independent directors in a vote in which only independent directors participate, or (ii) a nominations committee comprised solely of independent directors. We have a nominating and governance committee composed of three independent directors that recommends to our Board of Directors nominees for election as directors.

Our Board of Directors undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that that Bruce Bent, Patrick Kanouff and Brian Szymczak, representing a majority of our directors, do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under Nasdaq rules and Rule 10A-3 under the Exchange Act. In making these determinations, our Board of Directors considered the relationships that each non-employee director has with our Company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Background and Experience of Directors and Executive Officers

When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable our Board of Directors to satisfy its oversight responsibilities effectively in light of our business and structure, the Board of Directors focused primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth below. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business.

The following table sets forth certain information regarding our executive officers and directors of the Company:

Board of Directors and Executive Officers

Name	Age	Position
Andrew Simpson	54	President, Chief Executive Officer and Chairman of the Board of Directors
Mark Hilz	64	Chief Operating Officer, Secretary and Director
Danielle Watson	40	Chief Financial Officer and Treasurer
Bruce Bent	66	Director
Patrick Kanouff	52	Director
Brian Szymczak	49	Director

Andrew Simpson—President, Chief Executive Officer and Chairman of the Board of Directors

Since March 2022, Andrew Simpson, 54, has served as the President and Chief Executive Officer of the Company. Mr. Simpson has also served as the Chairman of the Board of Directors, since June 2013, and as a director, since July 2012. Mr. Simpson is the sole director and controlling shareholder of Kyngstone Limited, which has provided consulting services to the Company. For more information related to this, see “Item 13. Certain Relationships and Related Transactions, and Director Independence —Related Party Transactions —Kyngstone Agreement.” Mr. Simpson has over 30 years’ experience across a variety of business sectors and sizes. He was Group CEO of The Peel Group from 2006 to 2010, which is a large private company in the UK which, at the time, had approximately $8 billion of business assets across the real estate, ports, airports, energy, media, telecoms and environmental sectors. He was a main board director of Speedy Hire plc from 2003 to 2006 (during which time it became a FTSE 250 company) and during his tenure was Managing Director of its Equipment Rental division which had revenues of approximately $200 million and was also responsible for the Group’s development and expansion which included seventeen acquisitions and several non-core divestments. Mr. Simpson qualified as a Chartered Accountant with Price Waterhouse and spent eight years working in investment banking at Rothschild, advising on a wide variety of merger and acquisition transactions, debt and equity fundraisings, IPOs and other advisory assignments. Mr. Simpson graduated with first class honors in 1991 from Sheffield Hallam University in the UK where he received a Bachelor of Arts (honors) in Accounting and Management Control.

Mark Hilz—Chief Operating Officer, Secretary and Director

Since March 2022, Mark Hilz, 64, has served as the Chief Operating Officer and Secretary of the Company and, since June 2013, has also been a director of the Company. Mr. Hilz served as the Chief Executive Officer of the Company from June 2013 until March 2022. Mr. Hilz has over 30 years of experience as a President and/or CEO of multiple startup companies. He was previously CEO of INX Inc., a technology infrastructure consulting company. INX Inc. started in 2000 and grew to $400 million in revenue. INX Inc. was traded on Nasdaq, completed multiple offerings until it was acquired in December 2011. Prior to that, Mr. Hilz founded and was CEO of a technology logistics outsourcing firm, PC Service Source Inc., that grew to over $160 million in revenue. Mr. Hilz raised the startup capital from traditional venture capital sources and after four years of operations took PC Service Source Inc. public in an initial public offering as a Nasdaq global listed company. Mr. Hilz’s experience includes raising venture capital as well as multiple successful public offerings and numerous merger and acquisition transactions as both a buyer and a seller.

Danielle Watson—Chief Financial Officer and Treasurer

Since April 2022, Danielle Watson, 40, has served as our Chief Financial Officer. Prior to her appointment in April 2022, Ms. Watson, a CPA, served as the Company’s Financial Controller since November 2021. Ms. Watson brings over 15 years of financial experience to her role. Before joining the Company, Ms. Watson held senior leadership roles at Moss Adams, LLP from November 2007 to November 2021 where she provided audit and assurance services to both public and privately held companies with an emphasis in financial reporting, consolidations, strategic planning, purchase price accounting, and SEC reporting. Ms. Watson earned her Bachelor of Science, with a double concentration in accounting and finance from Texas Christian University and her Master of Science in accounting from the University of Texas at Arlington and is an active Certified Public Accountant in Texas.

Bruce Bent—Director

Since May 2020, Bruce Bent, 66, has served as a director of the Company. Mr. Bent has more than 35 years of experience in financial management. Since September 2014, Mr. Bent has served as Chairman of Enerdynamic Hybrid Technologies Corp., a TSXV listed public company. In addition, since March 2018, Mr. Bent has served as Chairman for Astro Aerospace Ltd., an OTC listed public company. Since June 2020, Mr. Bent has been Vice President and Chief Financial Officer Emeritus of The Matthews Group, referred to in this section as Matthews, and, from August 2004 to June 2020, he served as the Chief Financial Officer of Matthews as well as president of various Canadian subsidiaries of Matthews. Matthews is a $500M real estate development company. During his tenure with Matthews, among other projects, Mr. Bent was integral in the completion of a $1.7 billion dollar corporate headquarters building for Encana (now Ovintiv Inv., NYSE: OVV). Since April 2000, Mr. Bent has served as president of MSW Investments Limited, a family office providing early stage financing. Mr. Bent graduated from the University of Manitoba with a Bachelor of Commerce (honors) and obtained his Chartered Professional Accounting designation from the Province of Ontario.

We believe Mr. Bent’s extensive financial experience provides valuable knowledge to our Board of Directors. In addition, Matthews is one of our largest shareholders. Mr. Bent also serves as the chairman of the Audit Committee and “audit committee financial expert.” For more information, see “—Board Committees—Audit Committee.”

Brian Szymczak—Director

Since 2014, Brian Szymczak, 49, has served as a director of the Company. Since 2014, Mr. Szymczak has been the lead attorney for Apollo Endosurgery, Inc., referred to in this section as Apollo, in Austin, Texas where he serves as Vice President of Legal and Compliance. In this role, Mr. Szymczak manages legal disputes and litigation matters and provides general legal counsel to the company’s leadership, sales, operations, research and development, and human resources groups. Prior to working at Apollo, from 2006 to 2014, Mr. Szymczak served in various roles including as Associate General Counsel and Director of Legal Affairs for a large surgical device manufacturer and from, 1999 to 2006, worked as an associate at the law firm of Baker Botts, LLP where he counseled clients on patent and other intellectual property matters in a variety of industries. Mr. Szymczak is a 1999 graduate of Duke University School of Law and holds a Bachelor of Science in Mechanical Engineering from Texas A&M University.

Mr. Szymczak was designated a director pursuant to the MyoVista Technology Agreement, which grants Guangren “Gary” Chen the right to designate a person of his choosing to sit on the Board of Directors of the Company. We believe Mr. Szymczak’s education, legal skills and experience with medical device manufacturers provides valuable knowledge to our Board of Directors.

Patrick Kanouff—Director

Since April 2019, Patrick Kanouff, 52, has served as a director of the Company. Mr. Kanouff has served as Chief Operating Officer of Bohemian Companies since 2020. Bohemian Companies is a private family financial office and is associated with Bohemian Asset Management, an investment management company with private equity, fixed income securities, and private equity investments. Prior to Bohemian Companies, from 2009 to 2014, Mr. Kanouff was the managing partner of Davis & Ceriani, P.C., a law firm located in Denver, CO, where Mr. Kanouff’s practice was comprised of a combination of complex commercial litigation and business counseling. Mr. Kanouff is a 1995 graduate of the University of Denver School of Law and holds a Bachelor of Arts from Creighton University.

Mr. Kanouff was designated as a director pursuant to the letter agreement entered into by and between the Company and FRV on April 10, 2019, or the FRV Side Letter, which grants FRV the right to designate a person of its choosing to sit on the Board of Directors of the Company. We believe Mr. Kanouff’s education and legal, operational and business counseling experience provides valuable knowledge to our Board of Directors.

Board Committees

Our Board of Directors have three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Under Nasdaq rules and Rule 10A-3 under the Exchange Act, the membership of the audit committee is required to consist entirely of independent directors, subject to applicable phase-in periods. The following is a brief description of our committees.

Audit Committee

Our Audit Committee is a separately-designated audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. In accordance with our audit committee charter, our audit committee oversees our corporate accounting and financial reporting processes and our internal controls over financial reporting; evaluates our independent registered public accounting firm’s qualifications, independence and performance; engages and provides for the compensation of our independent registered public accounting firm; approves the retention of our independent registered public accounting firm to perform any proposed permissible non-audit services; reviews our financial statements; reviews our critical accounting policies and estimates and internal controls over financial reporting; and discusses with management and our independent registered public accounting firm the results of the annual audit and the reviews of our quarterly financial statements. We believe that our audit committee members meet the requirements for financial literacy under the current requirements of the Sarbanes-Oxley Act, Nasdaq and SEC rules and regulations. The audit committee is composed of Bruce Bent, Patrick Kanouff and Brian Szymczak. Our Board of Directors has determined that Mr. Brent is an "audit committee financial expert" as defined by SEC rules. Nasdaq rules require that all of the members of the audit committee meet the independence standards set forth above, subject to the applicable phase-in periods of Nasdaq. Our Board of Directors has determined that Bruce Bent, Patrick Kanouff and Brian Szymczak meet the independence requirements of the Sarbanes-Oxley Act, Rule 10A-3 under the Exchange Act and the applicable listing standards of Nasdaq.

Compensation Committee

In accordance with our compensation committee charter, our compensation committee reviews and recommends policies relating to compensation and benefits of our officers and employees, including reviewing and approving corporate goals and objectives relevant to compensation of the Chief Executive Officer and other senior officers, evaluating the performance of these officers in light of those goals and objectives and setting compensation of these officers based on such evaluations. The compensation committee also administers the issuance of stock options and other awards under our equity-based incentive plans. We believe that the composition of our compensation committee meets the requirements for independence under, and the functioning of our compensation committee complies with, any applicable requirements of the Sarbanes-Oxley Act, Nasdaq and SEC rules and regulations. We intend to comply with future requirements to the extent they become applicable to us. The compensation committee is composed of Bruce Bent, Patrick Kanouff and Brian Szymczak.

Nominating and Governance Committee

In accordance with our nominating and governance committee charter, our nominating and governance committee recommends to the Board of Directors nominees for election as directors, and meets as necessary to review director and nominees for election as directors; recommends members for each committee of the Board of Directors; oversees corporate governance standards and compliance with applicable listing and regulatory requirements; develops and recommends to the Board of Directors governance principles applicable to the company; and oversees the evaluation of the Board of Directors and its committees. We believe that the composition of our nominating and governance committee meets the requirements for independence under, and the functioning of our nominating and governance committee complies with, any applicable requirements of the Sarbanes-Oxley Act, Nasdaq and SEC rules and regulations. We intend to comply with future requirements to the extent they become applicable to us. The nominating and governance committee is composed of Bruce Bent, Patrick Kanouff and Brian Szymczak.

Our nominating and governance committee has not adopted a procedure by which shareholders may recommend nominees to our Board of Directors.

Board Meetings and Attendance

During Fiscal 2022, our Board of Directors held 15 meetings. During Fiscal 2022, each of our current directors attended at least 75% of all Board meetings. Our audit committee, compensation committee and nominating and governance committee were established in connection with the IPO and, as such, there were no meetings of these committees held during Fiscal 2022.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the SEC. Andrew Simpson, Mark Hilz, Danielle Watson, Bruce Bent, Patrick Kanouff and Brian Szymczak were each late in filing his or her initial Form 3 with the SEC, which disclosed each of their beneficial ownership of securities of the Company as of June 14, 2022, the effective date of the Registration Statement on Form S-1 that registered the securities offered in the IPO.

Code of Business Conduct and Ethics

The Company adopted a code of ethics policy in 2022 for its principle executive officer and senior financial officers that is also applicable to all directors, officers and employees, a copy of which is available online at www.heartsciences.com.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee is an executive officer or employee of our Company. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or compensation committee.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth summary compensation information for our President, Chief Executive Officer and Chairman of the Board of Directors, our Chief Operating Officer and Secretary, and our Chief Financial Officer and Treasurer. The Company had no other executive officers during Fiscal 2022 and Fiscal 2021. The following table includes all compensation earned by the named executive officers for the respective period, regardless of whether such amounts were actually paid during the period

Name and Position(1)	Fiscal Years	Salary($)		Option Awards($)(2)	Total($)
Andrew Simpson	2022	25,806	(3)	119,000	144,806
President, Chief Executive Officer and Chairman of the Board of Directors	2021	—	(3)	43,225	43,225
Mark Hilz	2022	111,012		119,000	230,012
Chief Operating Officer and Secretary	2021	104,167		43,225	147,392
Danielle Watson	2022	71,354		20,400	91,754
Chief Financial Officer and Treasurer	2021	—		—	—

(1)
During Fiscal 2021, the Company did not employ a Chief Financial Officer.
(2)
Represents the full grant date value of the stock award or option grant, as applicable, calculated in accordance with FASB ASC Topic 718, Compensation—Stock Compensation. Our policy and assumptions made in the valuation of share-based payments are contained in Note 7 of the notes to our Fiscal 2021 financial statements. The value of option awards presented in the Summary Compensation Table reflects the grant date fair value of the awards and does not correspond to the actual value that will be recognized by the named executive officers.
(3)
Excludes $87,500 and $100,000 in Fiscal 2022 and Fiscal 2021, respectively, in respect of fees payable to Kyngstone Limited of which Mr. Simpson is the sole director and controlling shareholder. For additional information regarding this agreement, see “Item 13. Certain Relationships and Related Transactions, and Director Independence—Related Party Transactions.”

Employment Agreements

The Company has an employment agreement with its President and Chief Executive Officer, Andrew Simpson and with its Chief Operating Officer and Secretary, Mark Hilz. The employment agreement for each of Mr. Simpson and Mr. Hilz provides for his terms of employment, duties and responsibilities, base salary, bonus and stock option opportunities at the discretion of the Board of Directors, and eligibility to participate in our employee benefit plans generally. Each of their employment agreements contains certain restrictive covenants that restrict their ability to take certain actions, such as a non-compete, a non-solicitation covenant restricting their ability to solicit employees of the Company, and the requirement that they devote their full time and attention to the business of the Company. Each of Mr. Simpson’s and Mr. Hilz’s employment agreements automatically renews until otherwise terminated in accordance with its terms.

Outstanding Equity Awards at April 30, 2022

The following table shows outstanding option awards held by the named executive officers as of April 30, 2022:

	Option Awards						Stock Awards
Name / Grant Date	Number of Securities Underlying Unexercised Options (#) Vested		Number of Securities Underlying Unexercised Options (#) Unvested		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)
Andrew Simpson
July 30, 2015							1,000	(1)	1
May 1, 2016	18,939	(2)	3,788	(2)	12.21	May 1, 2026
March 14, 2018	—		22,727	(2)	15.18	March 14 2028
November 1, 2018	—		22,727	(2)	15.18	November 1, 2028
September 1, 2019	—		53,030	(2)	1.29	September 1, 2029
November 6, 2020	—		53,030	(2)	1.16	November 6, 2030
March 1, 2022	—		53,030	(2)	3.47	48,274
Mark Hilz
July 30, 2015							1,000	(1)	1
May 1, 2016	18,939	(2)	3,788	(2)	12.21	May 1, 2026
March 14, 2018	—		22,727	(2)	15.18	March 14 2028
November 1, 2018	—		22,727	(2)	15.18	November 1, 2028
September 1, 2019	—		53,030	(2)	1.29	September 1, 2029
November 6, 2020	—		53,030	(2)	1.16	November 6, 2030
March 1, 2022	—		53,030	(2)	3.47	March 1, 2032
Danielle Watson
February 1, 2022	—		4,545	(2)	3.47	February 1, 2032
March 1, 2022	—		4,545	(2)	3.47	March 1, 2032

(1)
Represents restricted shares of Series B Preferred Stock. These restricted shares were cancelled as a result of the IPO.
(2)
Represents options to purchase shares of Common Stock.

Non-Employee Director Compensation

The following table sets forth a summary of compensation for the fiscal year ended April 30, 2022 that the Company paid to each non-employee director. The Company does not sponsor a non-equity incentive plan or a non-qualified deferred compensation plan for its directors; therefore, these columns have been omitted from the following table. Additionally, the Company did not issue any stock awards to its directors during Fiscal 2022.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Total ($)(3)
Bruce Bent	—	8,500	8,500
Brian Szymczak	—	8,500	8,500
Patrick Kanouff	—	8,500	8,500
(1)
This column represents the amounts paid in cash to each director.
(2)
The amounts in this column reflect the aggregate grant date fair value of stock options granted in Fiscal 2022 to each director calculated in accordance with FASB ASC Topic 718. See Note 7 of the notes to our financial statements included in this Annual Report on Form 10-K for a discussion of all assumptions made in the calculation of these amounts.
(3)
The dollar value in this column for each director represents the sum of all compensation reflected in the previous columns.

The following table shows outstanding vested and unvested option awards (represented by the number of shares of Common Stock such awards entitle the holder to purchase) held by our directors as of April 30, 2022:

Name	Vested Option Awards	Unvested Option Awards	Total Awards
Bruce Bent	—	3,788	3,788
Brian Szymczak	19,318	8,712	28,030
Patrick Kanouff	—	6,818	6,818

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding beneficial ownership of our Common Stock and Series C Preferred Stock as of July 28, 2022 by:

•
each person, or group of affiliated persons, known to us to be the beneficial owner of more than 5% of our outstanding Common Stock or Series C Preferred Stock;
•
each of our directors and executive officers; and
•
all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the shares of capital stock indicated. The Common Stock issuable upon (i) conversion of Series C Preferred Stock or (ii) conversion of the convertible securities or exercise of options or warrants, in each case, that are convertible or exercisable within 60 days after July 28, 2022, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such convertible securities, Series C Preferred Stock, options or warrants but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

We are not controlled by another corporation, by any foreign government or by any natural or legal persons except as set forth herein, and there are no arrangements known to us which would result in a change in control of our Company at a subsequent date. Except as indicated in footnotes to this table, we believe that the shareholders named in this table have sole voting and investment power with respect to all shares shown to be beneficially owned by them, based on information provided to us by such shareholders. Unless otherwise noted below, each beneficial owner’s address is c/o Heart Test Laboratories, Inc., 550 Reserve Street, Suite 360, Southlake, Texas 76092.

The percentage of beneficial ownership in the table below is based on 8,236,291 shares of our Common Stock outstanding as of July 28, 2022.

	Beneficial Ownership
	Number of Shares(1)		Percentage(2)
	Common	Series C Preferred	Common	Series C Preferred	Combined Voting Power (3)
Holders of 5% or more of each class of our securities:
Front Range Ventures, LLC(4)	863,096	148,213	9.2%	35.5%	7.9%
John H. Matthews(5)	919,117	—	10.9%	—	9.2%
Paul Knuckley(6)	185,230	25,162	2.1%	6.1%	1.8%
Lary Snodgrass(7)	275,032	29,240	3.2%	7.1%	2.7%
Directors and executive officers:
Andrew Simpson(8)	585,940	6,117	6.9%	1.5%	5.9%
Mark Hilz(9)	579,574	2,080	6.9%	* %	5.8%
Brian Szymczak(10)	28,832	400	* %	* %	* %
Patrick Kanouff(11)	19,270	—	* %	—	* %
Bruce Bent(12)	3,532	—	* %	—	* %
Danielle Watson	4,545	—	* %	—	* %
All directors and executive officers as a group (6 persons):	1,221,693	8,597	14.6%	2.1%	12.0%

* Less than 1%.

(1)
For each person named in the table, the total number of shares of Series C Preferred Stock beneficially owned by such person is listed opposite of such person’s name.
(2)
For each person named in the table, the Series C Preferred Stock percentage listed opposite of such person’s name represents the percentage of the total number of the shares of Series C Preferred Stock owned by such person as a percentage of all of the shares our outstanding Series C Preferred Stock as a class.
(3)
For each person named in the table, the voting percentages listed opposite of such person’s name under the columns “Combined Voting Power” represent the combined voting percentage of all shares of our Common Stock and Series C Preferred Stock, on an as converted basis, owned by such person.
(4)
FRV’s sole member is the L. Lee Stryker Irrevocable Trust U/A/D 09/10/1974. Bohemian Asset Management, Inc. has voting and dispositive power with respect to the shares of our Common Stock on behalf of the L. Lee Stryker Irrevocable Trust U/A/D 09/10/1974. Includes (i) 567,274 shares of our Common Stock issuable upon conversion of the Series C Preferred Stock; (ii) 7,575 shares of our Common Stock issuable upon exercise of $1M Lender Warrants; and (iii) 19,902 shares of our Common Stock issuable upon conversion of the $130K Note.
(5)
Mr. Matthews is the controlling shareholder of Matthews Holdings Southwest, Inc. and has sole voting and dispositive power over all of the shares set forth opposite his name. Includes (i) 1,562 shares of our Common Stock issuable upon exercise of $1.5M Lender Warrants, (ii) 161,615 shares of our Common Stock issuable upon exercise of the Bridge Warrants; and (iii) 117,647 shares of our Common Stock issuable upon exercise of IPO Warrants.
(6)
All of the shares are owned of record by either PSKS Investments, L.P. or Mr. Knuckley and Mr. Knuckley, as general partner of PSKS Investments, L.P., has sole voting and dispositive power over all such shares. Includes (i) 96,305 shares of our Common Stock issuable upon conversion of the Series C Preferred Stock; (ii) 152 shares of our Common Stock issuable upon exercise of $1.5M Lender Warrants; and (iii) 32,323 shares of our Common Stock issuable upon exercise of Bridge Warrants.
(7)
All of the shares are owned of record by either Lary Snodgrass Family Limited, Snodgrass Children’s Limited, or Mr. Snodgrass and Mr. Snodgrass, as sole managing member and general partner of Lary

Snodgrass Family Limited and Snodgrass Children’s Limited, has sole voting and dispositive power over all such shares. Includes (i) 111,913 shares of our Common Stock issuable upon conversion of the Series C Preferred Stock; (ii) 303 shares of our Common Stock issuable upon exercise of $1.5M Lender Warrants; and (iii) 64,646 shares of our Common Stock issuable upon exercise of Bridge Warrants.
(8)
Includes (i) 23,412 shares of our Common Stock issuable upon conversion of our Series C Preferred Stock; (ii) 30 shares of our Common Stock issuable upon exercise of $1.5M Lender Warrants; (iii) 1,023 shares of our Common Stock issuable upon exercise of Investor Warrants; and (iii) options to purchase 125,000 shares of our Common Stock, which were issued as compensation for services rendered to the Company as its Chairman of the Board of Directors. Excludes 1,697 shares of our Common Stock owned by the Simpson Family Benefit Trust, the trustee of which, Equiom (Guernsey) Limited, has voting and dispositive power over all such shares. Equiom (Guernsey) Limited disclaims beneficial ownership of all such shares.
(9)
Includes (i) 7,961 shares of our Common Stock issuable upon conversion of the Series C Preferred Stock; (ii) 30 shares of our Common Stock issuable upon exercise of $1.5M Lender Warrants; (iii) 1,023 shares of our Common Stock issuable upon exercise of Investor Warrants; and (iv) options to purchase 125,000 shares of our Common Stock issued as compensation for services as an officer of the Company.
(10)
Includes (i) 1,530 shares of our Common Stock issuable upon conversion of our Series C Preferred Stock held jointly with Mr. Szymczak’s spouse; (ii) 30 shares of our Common Stock issuable upon exercise of $1.5M Lender Warrants; and (iii) 21,212 shares of our Common Stock issuable upon exercise of options issued as compensation for services rendered to the Company.
(11)
Includes (i) 4,924 shares of our Common Stock issuable upon exercise of options issued as compensation for services rendered to the Company; and (ii) 6,464 shares of our Common Stock issuable upon exercise of Bridge Warrants.
(12)
Includes (i) 1,638 shares of our Common Stock held by Mr. Bent’s spouse and (ii) 1,894 shares of our Common Stock issuable upon exercise of options issued as compensation for services rendered to the Company.

The following table gives information about shares of our Common Stock that may be issued upon the exercise of options that were granted pursuant to individual compensation arrangements, as of April 30, 2022. See “Item 11. Executive Compensation” for more information regarding option awards.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	—	—	—
Equity compensation plans not approved by shareholders	502,268	$5.82	(2)
Total	502,268	$5.82	(2)

(1)
As of April 30, 2022, only options were outstanding with respect to individual compensation arrangements.
(2)
The options referenced in this table were granted pursuant to individual compensation arrangements rather than formal equity compensation plans. There are no additional options available for future issuance with respect to such individual compensation arrangements, although the Company may issue additional options or other securities pursuant to new individual compensation arrangements in the future.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a description of transactions or series of transactions since the beginning of Fiscal 2022 to which we were or will be a party, in which:

•
The amount involved in the transaction exceeds, or will exceed, the lesser of $120,000 or one percent of the average of our total assets for the last two completed fiscal years; and
•
in which any of our executive officers, directors or holders of five percent or more of any class of our capital stock, including their immediate family members or affiliated entities, had or will have a direct or indirect material interest.

For additional information regarding compensation arrangements for our named executive officers and directors, see “Executive Compensation.”

Related Party Transactions

$130K Note

On August 12, 2019, the Company entered into an unsecured drawdown convertible promissory note, which is referred to as the $130K Note, with Front Range Ventures, LLC, or FRV, for an aggregate amount not to exceed $130,000. FRV is a beneficial owner of more than five percent (5%) of the combined voting power of our outstanding capital stock and is entitled to appoint a member of the Company’s Board of Directors. As of July 28, 2022, the Company had a total of $130,000 outstanding under the $130K Note. For more information regarding the $130K Note and other indebtedness of the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Indebtedness—$130K Note.”

$1.5M Notes

In December 2020, we issued a series of secured convertible promissory notes, which we refer to as the $1.5M Notes, in the amount of $1.5 million. The $1.5M Notes bear interest at a simple interest rate of 12% per annum. For more information regarding the $1.5M Notes and other indebtedness of the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Indebtedness—$1.5M Notes.”

In November 2021, in consideration for the extension of the maturity date of the $1.5M Notes from July 31, 2022 to October 31, 2022, we issued warrants, that we refer to as the $1.5M Lender Warrants, to purchase an aggregate of 4,545 shares of Common Stock.

The following table summarizes purchases of the $1.5M Notes by related parties of the Company and the number of shares of Common Stock issuable upon exercise of $1.5M Lender Warrants issued to related parties of the Company in consideration of the extension of the maturity of the $1.5M Notes:

Related Party	Principal Amount of $1.5M Notes	Shares of Common Stock Issued upon Conversion of $1.5M Notes (4)	$1.5M Lender Warrants
John H. Matthews(1)	$515,500	312,424	1,562
Brian Szymczak	$10,000	6,060	30
Andrew Simpson	$10,000	6,060	30
Mark Hilz	$10,000	6,060	30
Lary Snodgrass(2)	$100,000	60,606	303
Paul Knuckley(3)	$50,000	30,303	152

(1)
Represents the principal amount of $1.5M Notes held by Matthews Holdings Southwest, Inc.
(2)
Represents the principal amount of $1.5M Notes held by Lary Snodgrass Family Limited and Snodgrass Children’s Limited.
(3)
Represents the principal amount of $1.5M Notes held by PSKS Investments LP.
(4)
All $1.5M Notes converted into shares of Common Stock upon consummation of the IPO.

In May 2022, the terms of the $1.5M Notes were further amended. As amended, the $1.5M Notes automatically converted upon the consummation of the IPO, eliminating the condition that the $1.5M Notes would automatically convert upon the consummation of a public offering of Common Stock which values the entire equity capital of the Company at $50 million or more.

All such purchases of the $1.5M Notes by, and issuances of the $1.5M Lender Warrants to, related parties of the Company were made on the same basis as the purchases made by, and issuances made to, unrelated purchasers.

$1M Loan and Security Agreement

Beginning in April 2020, the Company entered into a loan and security agreement, which we refer to as the $1M Loan and Security Agreement, with FRV, a beneficial owner of more than five percent (5%) of the combined voting power of our outstanding capital stock, and John Q. Adams, Sr. (a former director of the Company). For more information regarding the $1M Loan and Security Agreement and other indebtedness of the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Indebtedness—$1M Loan and Security Agreement.”

In November 2021, in consideration for an extension of the maturity date of the $1M Loan and Security Agreement from September 30, 2021 to September 30, 2022, we issued warrants, that we refer to as the $1M Lender Warrants, to purchase an aggregate of 15,152 shares of Common Stock to FRV and Mr. Adams. The $1M Loan and Security Agreement was further amended in May 2022 to extend the maturity date to September 30, 2023. In connection with this amendment, we agreed to pay all accrued and unpaid interest owed to Mr. Adams prior to September 30, 2022. In June 2022, the Company paid approximately $126,000 in accrued interest to Mr. Adams.

2021 Bridge Financing

In connection with the 2021 Bridge Financing, the related parties listed below purchased Bridge Notes and received Bridge Warrants. All such purchases were made on the same basis as the purchases made by unrelated purchasers.

The following table sets forth the names of such related parties and amount of the Bridge Notes and Bridge Warrants purchased:

Related Party	Principal Amount of Bridge Notes	Shares of Common Stock Issued upon Conversion of Bridge Notes (2)	Warrants to Purchase the Following Number of Shares
Paul Knuckley	$111,111	39,993	32,323
Lary Snodgrass	$222,222	79,987	64,646
John H. Matthews(1)	$555,556	197,641	161,615
Patrick Kanouff	$22,222	7,882	6,464

(1)
Includes Bridge Notes and Bridge Warrants held by Matthews Holdings Southwest, Inc.
(2)
The principal amount of all Bridge Notes and accrued interest thereunder converted into shares of Common Stock upon consummation of the IPO.

Registration Rights Agreement

In connection with the 2021 Bridge Financing, we entered into the Registration Rights Agreement with the purchasers of the Bridge Notes pursuant to which we agreed to file a resale registration statement, no later than September 12, 2022, with respect to the shares of Common Stock issuable upon conversion of the Bridge Notes, exercise of the Bridge Warrants or resulting from anti-dilution provisions in the Bridge Notes, the Bridge Warrants and the Pre-Funded Warrants or any securities issued or the issuable upon any stock split, dividend or other distribution, recapitalization or similar event, collectively referred to as the Registrable Securities.

Short-term $500K Unsecured Note

On August 12, 2021, we issued a note, for the amount of $500,000 to Matthews Southwest Holdings, Inc., a beneficial owner owning more than 5% of our Common Stock. The maturity date of this note, as amended, was November 30, 2021. This note has been repaid and there are no further obligations owed by the Company. In connection with the issuance of this note, we also issued 10,101 shares of Common Stock to Matthews Southwest Holdings, Inc.

Kyngstone Agreement

Andrew Simpson, the Chairman and CEO of the Company, is the sole and controlling shareholder of Kyngstone Limited, or Kyngstone, a company incorporated in the United Kingdom. Kyngstone has provided advisory services to the Company pursuant to an Agreement dated June 25, 2013 between the Company and Kyngstone. Since the beginning of Fiscal 2022, the Company has expensed $87,500 in respect of fees to Kyngstone.

Agreements with Front Range Ventures

Pursuant to the FRV Side Letter, FRV has the right to designate a director of the Company, who is currently Patrick Kanouff.

Policy Related to Related Party Transactions

Our Board of Directors has adopted a formal, written related party transactions policy setting forth the Company’s policies and procedures for the review, approval, or ratification of “related party transactions.” For these purposes, a “related party” is (i) any person who is or was an executive officer, director, or director nominee of the Company at any time since the beginning of the Company’s last fiscal year, (ii) a person who is or was an immediate family member of an executive officer, director, director nominee at any time since the beginning of the

Company’s last fiscal year, (iii) any person who, at the time of the occurrence or existence of the transaction, is the beneficial owner of more than 5% of any class of the Company’s voting securities, (iv) any person who, at the time of the occurrence or existence of the transaction, is an immediate family member of a shareholder owning more than 5% of any class of the Company’s voting securities or (v) any entity that, at the time of the occurrence or existence of the transaction, is a an entity in which a director of the Company is a partner, shareholder or executive officer or otherwise over which such director has influence or control. This policy applies to any transaction between the Company and a related party other than the following:

•
Transactions available to all employees generally.
•
Transactions, which when aggregated with the amount of all similar transactions, involve less than $5,000.

Any related party transaction subject to this policy may only be consummated or may continue only if the Audit Committee approves or ratifies such transaction in accordance with the guidelines set forth in the policy and if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the transaction is approved by the disinterested members of the Board of Directors. In addition, if the transaction involves compensation, the compensation must have been approved by the Compensation Committee.

Our Audit Committee will analyze the following factors, in addition to any other factors the members of the Audit Committee deem appropriate, in determining whether to approve a related-person transaction:

•
The benefits to the Company.
•
The impact on a director’s independence in the event the related party is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer or otherwise over which such director has influence or control.
•
The availability of other sources for comparable products or services.
•
The terms of the related party transaction.
•
The terms available to unrelated third parties or to employees generally.

Our Audit Committee shall approve only those related party transactions that are in, or are not inconsistent with, the best interests of the Company and its shareholders, as the Audit Committee determines in good faith.

Item 14. Principal Accounting Fees and Services.

The following table represents aggregate fees billed to during Fiscal 2022 and Fiscal 2021, by Haskell & White LLP, our independent registered public accounting firm.

	Year Ended April 30,
	2022	2021
Audit Fees (1)	$50,000	$67,900
Audit Related Fees (2)	70,900	21,100
Total Fees	$120,900	$89,000

(1) Audit fees relate to professional services rendered in connection with the audit of the Company's annual financial statements, quarterly review of financial statements and audit services provided in connection with other statutory and regulatory filings.

(2) Fees related to the IPO in June 2022.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee is responsible for the appointment, compensation and oversight of the work of the independent registered public accounting firm and approves in advance any services to be performed by the independent registered public accounting firm, whether audit-related or not. The Audit Committee reviews each proposed engagement to determine whether the provision of services is compatible with maintaining the independence of the independent registered public accounting firm. As no Audit Committee was in place as of April 30, 2022, all of the fees shown above were pre-approved by the entire Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
List the following documents filed as a part of the report:
(1)
All financial statements

The financial statements under this item are included in Item 8 Part II.

(2)
Schedules

None

(3)
Exhibits

Exhibit Number	Exhibit Description
1.1	Underwriting Agreement dated June 15, 2022 by and between the Company and The Benchmark Company, LLC (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on June 15, 2022)
3.1	Amended and Restated Certificate of Formation of Heart Test Laboratories, Inc. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed May 17, 2022)
3.2

Certificate of Designations, Number, Voting Power, Preferences and Rights of Series C Convertible Preferred Stock of Heart Test Laboratories, Inc. (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 filed May 17, 2022)

3.3	Second Amended and Restated Bylaws of Heart Test Laboratories, Inc. (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 filed May 17, 2022)
3.4

Form of Certificate of Amendment to Amended and Restated Certificate of Formation of Heart Test Laboratories, Inc. (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to our Registration Statement on Form S-1 filed June 6, 2022)

3.5

Certificate of Amendment to Amended and Restated Certificate of Formation of Heart Test Laboratories, Inc., as amended (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed June 23, 2022)

4.1*	Description of Securities of Heart Test Laboratories, Inc.
4.2

Form of Registration Rights Agreement by and between Heart Test Laboratories, Inc. and Buyers listed as signatories thereto, dated December 22, 2021 (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1 filed May 17, 2022)

4.3

Form of Registration Rights Agreement by and among Heart Test Laboratories, Inc. and the parties listed as signatories thereto related to the Series C Preferred Stock (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-1 filed May 17, 2022)

4.4	Form of Bridge Warrant (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-1 filed May 17, 2022)
4.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-1 filed May 17, 2022)
4.6	Form of $1M Lender Warrant and $1.5M Lender Warrant (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form S-1 filed May 17, 2022)
4.7	Form of Investor Warrant (incorporated by reference to Exhibit 4.7 to our Registration Statement on Form S-1 filed May 17, 2022)
4.8	Representative’s Warrant Agreement issued June 17, 2022 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 23, 2022)
4.9

Warrant Agent Agreement dated June 17, 2022 between Heart Test Laboratories, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed June 23, 2022)

4.10	Form of Certificated Warrant (incorporated by reference to Exhibit 4.10 to Amendment No. 2 to our Registration Statement on Form S-1 filed June 10, 2022)

10.1

MyoVista Technology Agreement, by and between Heart Test Laboratories, Inc. and Guangren “Gary” Chen, dated December 31, 2013 (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 filed May 17, 2022)

10.2

First Amendment of MyoVista Technology Agreement by and between Heart Test Laboratories, Inc. and Guangren “Gary” Chen, dated March 13, 2017 (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 filed May 17, 2022)

10.3

Master Assignment by and between Heart Test Laboratories, Inc. and Guangren “Gary” Chen, dated January 1, 2014 (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 filed May 17, 2022)

10.4

Security Agreement and Pledge by and between Heart Test Laboratories, Inc. and Guangren “Gary” Chen, dated March 14, 2014 (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 filed May 17, 2022)

10.5

Evaluation, Option and License Agreement by and between Heart Test Laboratories, Inc. and The University Court of The University of Glasgow, dated June 2, 2015 (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 filed May 17, 2022)

10.6

Exercise of Option Agreement by and between Heart Test Laboratories, Inc. and The University Court of The University of Glasgow, dated December 23, 2015 (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 filed May 17, 2022)

10.7

$130K Note by and between Heart Test Laboratories, Inc. and Front Range Ventures, LLC, dated August 12, 2019 (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 filed May 17, 2022)

10.8

$1M Loan and Security Agreement by and among Heart Test Laboratories, Inc., Front Range Ventures, LLC and John Q. Adams, Sr., dated April 24, 2020 (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 filed May 17, 2022)

10.9	Amendment No. 1 to the $1M Loan and Security Agreement, dated September 30, 2021 (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 filed May 17, 2022)
10.10	Amendment No. 2 to the $1M Loan and Security Agreement, dated November 3, 2021 (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 filed May 17, 2022)
10.11	Form of $1.5M Note (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 filed May 17, 2022)
10.12

Form of Amendment No. 1 to the Form of $1.5M Note by and among Heart Test Laboratories, Inc. and the Requisite Noteholders, dated November 2, 2021 (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1 filed May 17, 2022)

10.13

Form of Securities Purchase Agreement by and between Heart Test Laboratories, Inc. and Purchasers listed as signatories thereto, dated December 22, 2021 (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 filed May 17, 2022)

10.14	Form of Bridge Note (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 filed May 17, 2022)
10.15

Consulting Agreement by and between Heart Test Laboratories, Inc. and Kyngstone Limited, Inc., dated June 25, 2013 (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1 filed May 17, 2022)

10.16

FRV Side Letter by and between Heart Test Laboratories, Inc. and Front Range Ventures, LLC, dated April 10, 2019 (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to our Registration Statement on Form S-1 filed June 6, 2022)

10.17†

Amended and Restated Employment Agreement by and between Heart Test Laboratories, Inc. and Mark Hilz, dated April 5, 2022 (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1 filed May 17, 2022)

10.18†

Employment Agreement by and between Heart Test Laboratories, Inc. and Andrew Simpson, dated April 5, 2022 (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1 filed May 17, 2022)

10.19	Form of Amendment No. 3 to the $1M Loan and Security Agreement, dated May 2022 (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1 filed May 17, 2022)
10.20

Form of Amendment No. 2 to the Form of $1.5M Note by and among Heart Test Laboratories, Inc. and the Requisite Noteholders, dated May 2022 (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1 filed May 17, 2022)

10.21†

Form of Time-Based Vesting Nonstatutory Stock Option Agreement of Heart Test Laboratories, Inc. (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1 filed May 17, 2022)

10.22†

Form of Performance-Based Vesting Nonstatutory Stock Option Agreement of Heart Test Laboratories, Inc (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1 filed May 17, 2022)

24.1*	Power of Attorney (included on signature pages)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith
† Management contract

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Heart Test Laboratories, Inc.

Dated: July 29, 2022	By:	/s/ Andrew Simpson
	Name:	Andrew Simpson
	Title:	President, Chief Executive Officer, and Chairman of the Board of Directors
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Andrew Simpson, Mark Hilz and Danielle Watson and each or any one of them, each with full power of substitution and re-substitution, his true and lawful attorney-in-fact and agent, to sign any amendments to this report, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew Simpson	President, Chief Executive Officer and Chairman of the Board of Directors	July 29, 2022
Andrew Simpson	(Principal Executive Officer)
/s/ Danielle Watson	Chief Financial Officer and Treasurer	July 29, 2022
Danielle Watson	(Principal Financial and Accounting Officer)

/s/ Mark Hilz	Chief Operating Officer, Secretary and Director	July 29, 2022
Mark Hilz

/s/ Bruce Brent	Director	July 29, 2022
Bruce Brent

/s/ Patrick Kanouff	Director	July 29, 2022
Patrick Kanouff

/s/ Brian Szymczak	Director	July 29, 2022
Brian Szymczak

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Heart Test Laboratories, Inc. dba HeartSciences

Southlake, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Heart Test Laboratories, Inc. dba HeartSciences (the “Company”) as of April 30, 2022 and 2021, the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended April 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2022, in conformity with U.S. generally accepted accounting principles.

Emphasis of Matter – Initial Public Offering

Subsequent to April 30, 2022, the Company completed an initial public offering of common stock and concurrent conversion of debt and preferred stock to common stock. Refer to Notes 2, 4, and 5 for details.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced recurring losses, negative cash flows from operations, limited capital resources, and a net stockholders’ deficit. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Haskell & White LLP

HASKELL & WHITE LLP

We have served as the Company’s auditor since 2021.

Irvine, California

July 29, 2022

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Balance Sheets

	April 30,
	2022	2021

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$918,260	$723,481
Accounts receivable	2,321	—
Inventory	674,139	750,774
Prepaid expenses	49,383	94,750
Other current assets	40,374	69,037
Deferred offering costs	246,400	—
Total current assets	1,930,877	1,638,042

Property and equipment, net	70,035	94,669
Right-of-use assets, net	88,535	194,660

TOTAL ASSETS	$2,089,447	$1,927,371

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$694,745	$335,781
Accrued expenses	1,053,636	288,927
Operating lease liabilities	90,968	107,632
Current portion of notes payable	1,630,000	130,000
PPP loans payable	—	250,200
Other current liabilities	1,220	1,220
Total current liabilities	3,470,569	1,113,760

LONG-TERM LIABILITIES
Notes payable	4,441,807	2,500,000
Accrued expenses	232,868	132,234
Operating lease liabilities	—	90,967
Total long-term liabilities	4,674,675	2,723,201

TOTAL LIABILITIES	8,145,244	3,836,961

COMMITMENTS AND CONTINGENCIES (NOTE 2, 5, and 10)
STOCKHOLDERS DEFICIT
Series A, B, and C convertible preferred stock, $0.001 par value, 20,000,000 shares authorized and 620,000 designated; 483,265 shares issued and outstanding as of April 30, 2022 and 2021, respectively	483	483
Common stock, $0.001 par value, 500,000,000 shares authorized; 3,323,942 shares issued and outstanding as of April 30, 2022 and 3,313,841 shares issued and outstanding as of April 30, 2021.	3,323	3,313
Additional paid-in capital	48,343,305	47,661,262
Accumulated deficit	(54,402,908)	(49,574,648)
TOTAL STOCKHOLDERS DEFICIT	(6,055,797)	(1,909,590)
TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$2,089,447	$1,927,371

The accompanying notes are an integral part of these financial statements.

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Statement of Operations

	April 30,
	2022	2021

Revenue	$14,373	$25,604

Cost of sales	7,890	10,665

Gross margin	6,483	14,939

Operating expenses:
Research and development	3,001,532	1,708,447
Selling, general and administrative	1,714,350	874,620
Gain on disposal of property and equipment	—	(1,663)
Total operating expenses	4,715,882	2,581,404

Loss from operations	(4,709,399)	(2,566,465)

Other income (expense)
Interest expense	(371,619)	(132,454)
Gain on extinguishment of debt	250,200	250,200
Other income	2,558	—
Other expense	—	(3,451)
Total other income (expense)	(118,861)	114,295

Net loss	$(4,828,260)	$(2,452,170)

Net loss per share, basic and diluted	$(1.45)	$(0.74)

Weighted average common shares outstanding, basic and diluted	3,318,892	3,313,841

The accompanying notes are an integral part of these financial statements.

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Statements of Stockholders’ Deficit

for the Years ended April 30, 2022 and 2021

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Total Convertible Preferred	Common Stock		Additional Paid-in	Accumulated	Total Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Shares	Amount	Capital	Deficit	Deficit

BALANCES AT APRIL 30, 2020	10,000	$10	10,000	$10	455,265	$455	$475	3,313,841	$3,313	$47,434,241	$(47,122,478)	$315,551

Stock based compensation - management & other employees	—	—	—	—	—	—	—	—	—	16,929	—	16,929

Stock based compensation - non-employee advisers	—	—	—	—	—	—	—	—	—	7,746	—	7,746

Warrants issued to non-employees	—	—	—	—	—	—	—	—	—	2,354	—	2,354

Series C convertible preferred stock issued to investors	—	—	—	—	8,000	8	8	—	—	199,992	—	200,000

Net loss	—	—	—	—	—	—	—	—	—	—	(2,452,170)	(2,452,170)

BALANCES AT APRIL 30, 2021	10,000	10	10,000	10	463,265	463	483	3,313,841	3,313	47,661,262	(49,574,648)	(1,909,590)

Common stock issued to non-employees	—	—	—	—	—	—	—	10,101	10	34,990	—	35,000

Stock based compensation - management & other employees	—	—	—	—	—	—	—	—	—	68,396	—	68,396

Warrants issued to non-employees	—	—	—	—	—	—	—	—	—	578,657	—	578,657

Net loss	—	—	—	—	—	—	—	—	—	—	(4,828,260)	(4,828,260)

BALANCES AT APRIL 30, 2022	10,000	$10	10,000	$10	463,265	$463	$483	3,323,942	$3,323	$48,343,305	$(54,402,908)	$(6,055,797)

The accompanying notes are an integral part of these consolidated financial statements.

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Statements of Cash Flows

	For the Years ended April 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,828,260)	$(2,452,170)
Adjustments to reconcile net loss to net cash used in operating activities

Depreciation	26,566	32,967
Amortization	—	644
Amortization of debt discounts and deferred financing costs	156,719	—
Stock-based compensation	68,396	24,675
Stock issued for note facility fee	35,000	—
Warrants issued for note extensions	22,890	—
Gain on extinguishment of debt	(250,200)	(250,200)
Loss on disposal of property and equipment	—	1,663

Changes in current assets and liabilities:
Accounts receivable	(2,321)	—
Inventory	76,635	106,234
Prepaid and other current assets	72,524	20,972
Deferred offering costs	(246,400)	—
Accounts payable	358,964	(20,651)
Accrued liabilities	865,343	83,572
Net cash used in operating activities	(3,644,144)	(2,452,294)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,932)	(712)
Net cash used in investing activities	(1,932)	(712)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series C preferred convertible stock, net of issuance costs	—	200,000
Proceeds from issuance of bridge convertible notes, net of discount	4,226,000	—
Deferred financing costs	(385,145)	—
Proceeds from shareholder note	500,000	700,000
Proceeds from convertible promissory note	—	1,529,434
Proceeds from PPP loan	—	250,200
Repayment of shareholder note	(500,000)	—
Net cash provided by investing activities	3,840,855	2,679,634

Net change in cash and cash equivalents during the year	194,779	226,628
Cash and cash equivalents, beginning of year	723,481	496,853
Cash and cash equivalents, end of year	$918,260	$723,481

NON-CASH FINANCING ACTIVITIES:
Issuance of common stock warrants in connection with bridge financing	$555,767	$—

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Notes to Financial Statements

Note 1 – Organization and Operations

Heart Test Laboratories, Inc. d/b/a HeartSciences (“HeartSciences” or the "Company") is a medical technology company specializing in cardiovascular diagnostic technology. The Company is a Texas C-Corporation and is headquartered in Southlake, Texas.

HeartSciences’ initial focus is on applying novel technology to extend the clinical indications for use of an electrocardiograph (“ECG”) device. Its first device, the MyoVista is an ECG which can be used in a wide range of clinical settings and provides diagnostic information to a qualified healthcare professional on cardiac dysfunction which has traditionally only been provided using cardiac imaging. In addition, the MyoVista provides conventional ECG information. The Company plans to market its device both domestically and internationally to various hospitals, clinics, and medical centers and manufacture the devices using outsourced production facilities. To date the Company has had small amounts of revenue from key opinion leader engagement and establishment of distributor relationships outside the United States during the development and product improvement phase of the MyoVista. There have been a number of published clinical studies that have validated the MyoVista technology and the Company is preparing to seek U.S. Food and Drug Administration (“FDA”) clearance of the MyoVista during the fiscal year ending April 30, 2023.

On June 3, 2022, the Company filed a Certificate of Amendment to the Amended and Restated Certificate of Formation with the Secretary of the State of Texas to effect a 1-for-33 reverse stock split of its outstanding shares of common stock, with an effective date of June 10, 2022. As a result of the reverse stock split, every 33 shares of the Company's issued and outstanding pre-reverse split common stock were combined into one share of common stock, except to the extent that the reverse stock split resulted in any of the Company's shareholders owning a fractional share, which was rounded up to the next highest whole share if such fraction was equal to or greater than one-half. In connection with the reverse stock split, there was no change in the par value per share of $0.001. All share and per share numbers have been retroactively adjusted to give effect to the reverse stock split for all periods presented, unless otherwise indicated.

Note 2 – Liquidity, Going Concern, and Other Uncertainties

The Company is subject to a number of risks similar to those of early-stage companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the need to obtain additional capital, competition from larger companies, and other technologies.

At April 30, 2022, the Company had an accumulated deficit of $54.4 million and stockholder’s deficit of $6.1 million. In addition, the Company has generated recurring losses and negative cash flows from operations since its inception and has a working capital deficiency. Based on these factors there is a substantial doubt regarding the Company’s ability to continue as a going concern.

In June 2022, the Company raised approximately $5.2 million in net proceeds from the completion of the initial public offering (the "IPO") (see Note 6). The Company’s forecasts and cashflow projections indicate that current resources would be insufficient to support operations significantly beyond the second calendar quarter of 2023 and repay the $1M Notes as they fall due in September 2023 (see Note 4). Additionally, the FDA can delay, limit or deny clearance of a medical device for many reasons outside the Company’s control which may involve substantial unforeseen costs. A negative variance in the forecasts and cashflow projections would make the Company’s ability to continue as a going concern dependent on an additional capital fund raise.

The Company’s plans include raising capital through the sale of additional equity securities, debt or capital inflows from strategic partnerships. Management can provide no assurance that such financing or strategic relationships will be available on acceptable terms, or at all, which would likely have a material adverse effect on the Company and its financial statements.

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Notes to Financial Statements

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period.

COVID-19

In March, 2020, the World Health Organization declared a pandemic related to the rapidly spreading coronavirus (COVID-19) outbreak, which led to a global health emergency. The full impact of COVID-19 remains uncertain, and the related health crisis adversely affected and may continue to adversely affect the global economy. While the extent of these disruptions have reduced, they may continue to negatively impact the Company’s results of operations and liquidity.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP") and have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The fair value of cash and cash equivalents approximates carrying value. At times, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation (“FDIC”).

Inventory

Inventory consists of the following:

	April 30,
	2022	2021
Raw materials	$359,965	$381,930
Sub-assemblies	345,217	414,741
Work in progress	21,741	28,250
Finished goods	28,662	296,365
Reserve for obsolescence	(81,446)	(370,512)
Total Inventory	$674,139	$750,774

Inventory consists mainly of raw materials and components used in the current hardware build of the MyoVista. Devices and components are used for research and development purposes and device sales, which to date have been in international markets as sale of the MyoVista in the U.S. is subject to FDA clearance. The Company is partway through a new pivotal clinical validation study and device testing necessary for a revised FDA De Novo submission, which is expected to take place during the fiscal year ending April 30, 2023. The Company believes that

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Notes to Financial Statements

its hardware platform is in final form, however, prior to FDA clearance and market acceptance of the MyoVista, further hardware changes could be necessary which could have an impact on net realizable values. The majority of the Company’s current inventory is intended for use to build finished products for sales both internationally and in the U.S. following regulatory clearance. Finished products do not contain materials that would degrade significantly over the useable life of the device and are considered to have a useable life of over seven years. Existing inventory related to finished devices are planned to be updated to the latest hardware revision and specifically allocated to a limited distribution for field reliability studies and are not slated for general purpose sales. On a quarterly basis, management evaluates inventory and makes specific write-offs and provides an allowance for inventory that is considered obsolete due to hardware and or software related changes. If the Company does not receive FDA clearance and/or obtain market acceptance of the MyoVista, the Company could have further material write-downs of inventory due to obsolescence in excess of the amount currently reserved.

Research and Development Expenses

In accordance with ASC Topic 730, Accounting for Research and Development Costs, the Company accounts for research and development expenditures, including payments to collaborative research partners and regulatory filing costs, as research and development expenses. Accordingly, all research and development costs are charged to expense as incurred.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives. The range of estimated useful lives used to calculate depreciation is generally 3 to 5 years. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized. When items are retired or otherwise disposed, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in other income (expense).

Property and equipment consist of the following:

	April 30,
	2022	2021
Equipment	$379,612	$377,680
Furniture & fixtures	102,563	102,563
Leasehold improvements	32,812	32,812
Total	514,987	513,055
Less: Accumulated depreciation	(444,952)	(418,386)
Property and equipment, net	$70,035	$94,669

Depreciation expense for the years ended April 30, 2022 and 2021, was $26,566 and $32,967, respectively.

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and other fees and costs related to the Company's IPO, are capitalized and recorded on the balance sheet. The deferred offering costs will be offset against the proceeds received from the IPO. As of April 30, 2022, the Company had recorded $246,400 of deferred offering costs on the balance sheet. The Company had no deferred offering costs recorded as of April 30, 2021.

Fair Value Measurements

The accounting guidance establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset transaction between market participants on the measurement

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Notes to Financial Statements

date. Where available, fair value is based on observable market prices or is derived from such prices. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

As a basis for considering such assumptions, the accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•
Level 1 – Observable inputs such as quoted prices in active markets;
•
Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;
•
Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the assignment of an asset or liability within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgement and considers factors specific to the asset or liability. The carrying amounts of the Company’s financial instruments, which primarily include cash and cash equivalents, accounts payable and accrued expenses, approximate their fair values due to their short-term nature. The carrying amounts of the Company’s existing notes payable approximate their fair values at the stated interest rates and are reflective of the prevailing market rates.

Leases

The Company determines if a contract is or contains a lease at inception or modification of a contract. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period in exchange for consideration. Control over the use of the identified asset means the lessee has both (a) the right to obtain substantially all of the economic benefits from the use of the asset and (b) the right to direct the use of the asset. Right-of-use assets and liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at commencement date. The Company measures and records a right-of-use asset and lease liability based on the discount rate implicit in the lease, if known. In cases where the discount rate implicit in the lease is not known, the Company measures the right-of-use assets and lease liabilities using a discount rate equal to the Company’s estimated incremental borrowing rate for loans with similar collateral and duration.

The Company elected to not apply the recognition requirements to leases of all classes of underlying assets that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. Instead, lease payments for such short-term leases are recognized in operations on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

Stock-Based Compensation

The Company accounts for employee and non-employee share-based compensation in accordance with the provisions of ASC 718, Compensation – Stock Compensation. Under ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant).

The estimated fair value of common stock option awards is calculated using the Black-Scholes option pricing model, based on key assumptions such as fair value of common stock, expected volatility, and expected term. These estimates require the input of subjective assumptions, including (i) the expected stock price volatility, (ii) the calculation of the expected term of the award, (iii) the risk-free rate and (iv) expected dividend yields. As there has not been a public market for the Company’s common stock, management has determined the expected stock price

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Notes to Financial Statements

volatility at the time of grant of the option by considering a number of objective and subjective factors, including stock price volatility of comparable companies that are publicly available and based on the industry, stage of life cycle, size and financial leverage of such other comparable companies.

The Company has estimated the expected term of its common stock options using the “simplified” method, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data. The expected volatility is derived from the historical volatilities of comparable publicly traded companies over a period approximately equal to the expected term for the options. The risk-free interest rates for periods within the expected term of the option are based on the US Treasury securities with a maturity date that commensurate with the expected term of the associated award. There is no expected dividend yield since the Company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future.

For stock options issued to employees and non-employees, the fair value of stock-based awards is recognized as compensation expense over the requisite service period, which is defined as the period during which an employee is required to provide service in exchange for an award. The Company uses a straight-line attribution method for all grants that include only a service condition. The Company accounts for forfeitures when they occur. Stock-based compensation expense recognized in the financial statements is reduced by actual awards forfeited.

Net Loss Per Common Share

Basic net loss per share excludes the effect of dilution and is computed by dividing the net loss attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities.

Diluted net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, convertible preferred stock, stock options, common stock subject to repurchase related to early exercise of stock options, convertible stock warrants and convertible notes are considered to be potentially dilutive securities. As the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

On June 3, 2022, the Company filed a Certificate of Amendment to the Amended and Restated Certificate of Formation with the Secretary of the State of Texas to effect a 1-for-33 reverse stock split of its outstanding shares of common stock, with an effective date of June 10, 2022. As a result of the reverse stock split, every 33 shares of the Company's issued and outstanding pre-reverse split common stock were combined into one share of common stock, except to the extent that the reverse stock split resulted in any of the Company's shareholders owning a fractional share, which was rounded up to the next highest whole share if such fraction was equal to or greater than one-half. In connection with the reverse stock split, there was no change in the par value per share of $0.001. All share and per share numbers have been retroactively adjusted to give effect to the reverse stock split for all periods presented, unless otherwise indicated.

Common Stock Warrants

The Company grants warrants to purchase common stock in connection with financing transactions. Warrants are valued based on Black-Scholes models and the fair value is recorded to additional paid-in-capital.

Revenue Recognition

In accordance with ASC 606, Revenue from Contracts with Customers, revenue is recognized when a customer obtains control of promised goods or services. The guidance focuses on the core principle for revenue recognition, which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company recognizes revenue in accordance with ASC 606, which provides a five-step model for recognizing revenue from contracts with customers as follows:

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Notes to Financial Statements

•
Step 1: Identify the contract(s) with a customer
•
Step 2: Identify the performance obligations in the contract
•
Step 3: Determine the transaction price
•
Step 4: Allocate the transaction price to the performance obligations in the contract
•
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

A contract with a customer exists when (i) the Company enters into a legally enforceable contract with a customer, through a purchase order, that defines each party’s rights regarding the products to be transferred and identifies the payment terms related to these products, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for products that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The only performance obligation is to create and ship the product and each product has separate, distinct pricing. Performance obligations are met and revenue is recognized at a point in time when the order for its goods are shipped FOB manufacturer and control is transferred.

The transaction price is determined based on the amount expected to be entitled to in exchange for transferring the product to the customer net of any transaction price adjustments. The Company’s payment terms to customers generally range from 30 to 60 days.

Payment terms fall within the one-year guidance for the practical expedient which allows the Company to forgo adjustment of the promised amount of consideration for the effects of a significant financing component. The Company accepts product returns at its discretion or if the product is defective as manufactured. Historically, the actual product returns have been immaterial to the Company’s financial statements. The Company elected to treat shipping and handling costs as a fulfillment cost and included them in the cost of goods sold as incurred. Costs associated with product sales include commissions. The Company applies the practical expedient and recognizes commissions as expense when incurred because the expense is incurred at a point in time and the amortization period is less than one year. Commissions are recorded as selling expense.

As of April 30, 2022 and April 30, 2021, the Company did not have any contract assets or liabilities from contracts with customers and there were no remaining performance obligations that the Company had not satisfied.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires recognition of deferred tax assets, subject to valuation allowances, and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Management considers many factors when assessing the likelihood of future realization of deferred tax assets, including recent cumulative experience by taxing jurisdiction, expectations of future taxable income or loss, the carry-forward periods available to the Company for tax reporting purposes, and other relevant factors.

A valuation allowance is established if it is more likely than not that all or a portion of the net deferred tax assets will not be realized.

Accruals for uncertain tax positions are provided for in accordance with applicable accounting standards. The Company may recognize the tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Judgement is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns.

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Notes to Financial Statements

Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of April 30, 2022 and April 30, 2021.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws.

The Company is subject to income taxes in the U.S. federal jurisdiction and franchise taxes in the State of Texas. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Generally, the Company is no longer subject to income tax examinations by major taxing authorities for years before 2018.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. For convertible instruments, the FASB decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current U.S. GAAP.

Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The FASB decided to amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions.

The FASB observed that the application of the derivatives scope exception guidance results in accounting for some contracts as derivatives while accounting for economically similar contracts as equity. The FASB also decided to improve and amend the related EPS guidance.

The amendments in this ASU are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted ASU 2020-06 as of the reporting period beginning May 1, 2021. The adoption of this ASU did not have a material impact on the Company's financial statements.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updates various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. The Company adopted ASU 2020-10 as of the reporting period beginning May 1, 2021. The adoption of this ASU did not have a material impact on the Company's financial statements.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains its cash with high-credit quality financial institutions. At April 30, 2022 and April 30, 2021, the Company had cash balances in excess of federally insured limits of $668,260 and $473,481, respectively. The Company does not anticipate non-performance by its financial institution. At April 30, 2022 and April 30, 2021, the Company has certain debt holders that account for 31% and 54% of the Company’s debt instruments, respectively, which are fully convertible.

Note 4 – Debt

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Notes to Financial Statements

Debt consists of the following:

	April 30,
	2022	2021
$130K Unsecured drawdown convertible promissory note	$130,000	$130,000
$1.5M Secured convertible promissory notes	1,500,000	1,500,000
$1M Notes	1,000,000	1,000,000
Bridge convertible notes, net of discounts and deferred financing costs	3,441,807	—
Payment Protection Program loans	—	250,200
	6,071,807	2,880,200
Less: current maturities	(1,630,000)	(380,200)
Notes payable, long-term	$4,441,807	$2,500,000

$130K Unsecured Drawdown Convertible Promissory Note

On August 12, 2019, the Company entered into an unsecured drawdown convertible promissory note with Front Range Ventures, LLC (“FRV”) for an aggregate amount not to exceed $130,000 (“$130K Note”). FRV is a shareholder of the Company and the Company entered into an agreement with FRV where FRV is entitled to appoint a member of the Board of Directors and a board observer so long as it holds at least 71,000 shares of Series C convertible preferred stock.

The $130K Note may be repaid at any time upon 20 days’ notice to the holder. The $130K Note is convertible into Series C convertible preferred stock at any time, upon written notice by either the holder or the Company or at maturity, at the lowest price paid for the Series C convertible preferred C stock prior to conversion, which is currently $25.00 per share. The $130K Note matures 20 days following FDA clearance of the Company’s MyoVista medical device. Under the terms of the agreement, the note is non-interest bearing.

The $130K Note does not contain any covenants that restrict the Company's ability to conduct business and does not contain specific events of defaults. Any breach of its terms by the Company would entitle FRV to all available rights and remedies, at law or in equity, available.

$1.5M Secured Convertible Promissory Notes

In December 2020, the Board of Directors approved the offering of a series of secured convertible promissory notes in the amount of $1,500,000 (“$1.5M Notes”). The $1.5M Notes were sold as a series to a number of different investors with $1,490,000 of the notes being sold to shareholders of the Company of which members of the Board of Directors of the Company subscribed for $30,000. The notes had an original maturity of July 31, 2022 and were subsequently amended on November 2, 2021, extending maturity to October 31, 2022. As part of the extension agreements, in November 2021, the Company issued warrants to purchase 4,545 shares of common stock of the Company which, in accordance with their terms, have an exercise price of $2.89 following the IPO.

The entire amount of the $1.5M Notes converted upon the IPO into 909,071 shares of common stock at a conversion price of $1.65 as discussed in Note 6. In accordance with their terms no interest was payable as they converted prior to maturity. As of April 30, 2021 the Company had accrued $34,000 of interest in respect of the $1.5M Notes which has been credited to interest expense in the year ended April 30, 2022.

$1M Notes and Loan and Security Agreement

In April 2020, the Company entered into a loan and security agreement with FRV and John Q. Adams who are both shareholders of the Company. John Q. Adams was also a Director of the Company at the time of entering into the loan and security agreement. Each party committed to lend a principal amount of $500,000, totaling $1,000,000 and the loan was drawn in three installments of $300,000 upon execution of the loan agreement, $350,000 on or about July 2, 2020 and $350,000 on or about September 4, 2020. The loan had an original maturity date of September 30, 2021 which was amended on September 30, 2021 making the note repayable on demand. The loan

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Notes to Financial Statements

was amended again on November 3, 2021, extending the maturity to September 30, 2022. As part of the extension agreement, in November 2021, the Company issued 15,152 warrants to purchase common stock of the Company at an exercise price of $2.89 following the IPO. The loan was further amended on May 24, 2022, extending maturity to September 30, 2023. In connection with the amendment in May 2022, the Company agreed to pay Mr. Adams all accrued but unpaid interest on his note prior to September 30, 2022.

The loan accrues interest at a rate of 12% per annum, compounded annually, which is payable at maturity. The Company is also required to pay default interest at a rate of 18% per annum, compounded annually, on any unpaid amounts due at maturity until the loan amounts are fully re-paid. The loan is collateralized by substantially all of the Company’s assets and intellectual property, except for the secured interest on the covered technology as discussed in Note 10.

As of April 30, 2022 and April 30, 2021, accrued interest was approximately $229,000 and $98,000, respectively, of which approximately $115,000 was due to Mr. Adams. In June 2022, the Company paid approximately $126,000 in accrued interest to Mr. Adams.

Unsecured promissory draw down note

In August 2021, the Company issued an Unsecured Promissory Draw Down Note with Matthews Holdings Southwest, Inc. for a maximum amount of $500,000 as a short-term loan repayable upon closing a subsequent offering. Per the terms of the note, $250,000 was drawn by the Company in August 2021 and an additional $250,000 was drawn in September 2021. The Company issued 10,101 shares of common stock as a facility fee for the note.

No interest was payable on the note other than upon the occurrence of an event of default, as defined in the agreement, at which time the borrower would be required to pay interest to the holder, payable on demand, on the outstanding principal balance of the note from the date of the event of default until payment in full at the rate of 12% per annum. The note originally matured on October 11, 2021 and was amended on October 11, 2021 and again on November 29, 2021, extending maturity to November 30, 2021 and December 31, 2021, respectively. The note was fully repaid on December 27, 2021.

2021 Bridge Securities

In December 2021 the Board approved the sale of Senior Subordinated Convertible Loan Notes (the "Bridge Notes”) and associated warrants (the “Bridge Warrants”), together the “2021 Bridge Securities”.

The Company sold $4,695,555 principal value of the Bridge Notes which were issued with a 10% original issue discount (OID), and accrued interest at 8% per annum and had a maturity date of December 22, 2024. In accordance with their terms, the entire amount of the Bridge Notes, including $165,516 of accrued interest, converted upon the IPO into 1,683,470 shares of common stock to at a conversion price of $2.89 and Pre-Funded Warrants to acquire 77,443 shares of common stock at an exercise price of $0.0033 per share as discussed in Note 6. The Bridge Warrants have a 5-year term from their date of issuance and, in accordance with their terms following the IPO, have the right to purchase 1,365,960 shares of common stock at an exercise price of $5.16 per share. The exercise price of the Bridge Warrants is subject to full ratchet downward adjustment for 18-months following the IPO in the event of an issuance of common stock (or issuance of convertible securities or options at a lower price conversion/ exercise price) than the then exercise price. Upon a lowering of the exercise price the holder will be entitled to exercise the Bridge Warrants so the new exercise price multiplied by the number of shares of common stock purchased is 150% of the principal amount of the 2021 Bridge Notes purchased.

The Company recorded a $469,555 debt discount relating to the original issue discount and incurred deferred financing costs of $385,145. The Company recorded a $555,767 debt discount relating to the warrants issued to investors based on the relative fair value of the equity instruments on the dates of issuance. The debt discounts and deferred financing costs are being amortized over the life of the notes as non-cash interest expense. As of April 30, 2022, amortization recorded was approximately and accrued interest was approximately $118,000, respectively.

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Notes to Financial Statements

Paycheck Protection Program Loans

On April 20, 2020, the Company received loan proceeds in the amount of $250,200 under the Paycheck Protection Program (“PPP”) which was established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provided for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. Following the PPP guidelines, the Company filed for loan forgiveness in October 2020 and in November 2020, the Small Business Administration approved the filing and forgave the loan. The forgiveness of the PPP loan is recorded in gain on extinguishment of debt in the statement of operations.

On January 25, 2021, the Company received a second PPP loan in the amount of $250,200. Following the PPP guidelines, the Company filed for loan forgiveness in May 2021 and in June 2021, the Small Business Administration approved the filing and forgave the loan.

With these events, the Company has presented the PPP loans as current liabilities on the balance sheet as of April 30, 2021.

Note 5 – Convertible Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock with a par value of $0.001 per share of which 20,000 have been designated as Series A and B convertible preferred stock and 600,000 have been designated as Series C convertible preferred stock. In the year ended April 30, 2022, there were no convertible preferred stock issuances by the Company. In the year ended April 30, 2021, the Company issued 8,000 shares of Series C convertible preferred stock at a price per share of $25.00 for approximately $200,000.

Convertible preferred stock as of April 30, 2022 and April 30, 2021 was as follows:

i.
Series A convertible preferred stock (“Series A”) was issued to employees and directors in 2014 and was subordinate to the common stock. As of April 30, 2022 and April 30, 2021, the common stock had a liquidation preference of $4,500,000 to the Series A. The Series A convertible preferred stock was issued subject to certain repurchase rights in favor of the Company.

	Series A
	Original Issue Price	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Liquidation Preference of the Common Stock to Series A
April 30, 2022	$0.001	10,000	10,000	$10	$4,500,000
April 30, 2021	$0.001	10,000	10,000	$10	$4,500,000

On June 2, 2022, the Company filed an amendment to the Amended and Restated Certification of Designations of Series A Convertible Preferred Stock which amended certain provisions in the agreement including that on completion of an IPO by the Company, each share of Series A Preferred Stock would automatically be converted into shares of common stock and at that time all shares of Series A Preferred Stock would be deemed converted an canceled.

Upon consummation of the June 2022 IPO, all of the outstanding shares of Series A convertible preferred stock were converted into 703,290 shares of common stock at a conversion ratio of 70.33 shares of common stock for each share of Series A convertible preferred stock.

ii.
Series B convertible preferred stock (“Series B”) was issued to employees and directors in 2015 and was subordinate to the common stock. As of April 30, 2022 and April 30, 2021, the common stock had a liquidation preference of $35,000,000 to the Series B. The Series B convertible preferred stock was issued subject to certain repurchase rights in favor of the Company.

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Notes to Financial Statements

	Series B
	Original Issue Price	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Liquidation Preference of the Common Stock to Series B
April 30, 2022	$0.001	10,000	10,000	$10.00	$35,000,000
April 30, 2021	$0.001	10,000	10,000	$10.00	$35,000,000

On June 2, 2022, the Company filed an amendment to the Amended and Restated Certification of Designations of Series B Convertible Preferred Stock which amended certain provisions in the agreement including that on completion of an IPO by the Company, each share of Series B Preferred Stock would automatically be converted into shares of Common Stock and at that time all shares of Series B Preferred Stock would be deemed converted and canceled. Upon consummation of the June 2022 IPO, all of the outstanding shares of Series B convertible preferred stock were canceled.

iii.
Series C convertible preferred stock (“Series C”) which was issued to investors and has a liquidation preference to the common stock.

	Series C
	Original Issue Price	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Liquidation Preference of the Series C to Common Stock
April 30, 2022	$25	600,000	463,265	$463	$11,581,625
April 30, 2021	$25	600,000	463,265	$463	$11,581,625

An amendment to, or waiver of rights in the Series C certificate of designation requires the approval of holders of a majority of the outstanding shares of Series C convertible preferred stock and Front Range Ventures LLC (“FRV”) (so long as FRV owns any at least 71,000 shares of Series C convertible preferred stock) (the “Requisite Holders”).

In July 2022, 50,676 shares of Series C convertible preferred stock were converted into 193,958 shares of common stock at a conversion ratio of 3.8274 shares of common stock for each share of Series C convertible preferred stock.

The holders of the Series C convertible preferred stock have the following rights, privileges, and preferences:

Voting and Dividends

The holders of the shares of Series C convertible preferred stock have voting rights equal to an equivalent number of shares of common stock into which it is convertible and vote together as one class with the common stock.

The holders of Series C convertible preferred stock are entitled to receive dividends at an annual rate of $1.50 per share of Series C (adjusted to reflect recapitalizations). Such dividends shall accrue and are payable out of funds legally available, are payable only when and if declared by the Board, and are noncumulative. The Company is not permitted to declare, pay or set aside any dividends on shares of any other class or series of capital stock of the Company (other than dividends on shares of common stock payable in shares of common stock) unless the holders of Series C then outstanding first receive, or simultaneously receive, a dividend on each outstanding share of Series C in an amount at least equal to the greater of (i) the amount of the aggregate dividends then accrued on such share of Series C and not previously paid and (ii) in the case of a dividend on common stock or any class or series that is

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Notes to Financial Statements

convertible into common stock, that dividend per share of Series C convertible preferred stock as would equal the product of (1) the dividend payable on each share of such class or series determined, if applicable, as if all shares of such class or series had been converted into common stock and (2) the number of shares of common stock issuable upon conversion of a share of Series C convertible preferred stock.

No dividends have been declared to date.

Liquidation

In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, the holders of the Series C convertible preferred stock are entitled to receive, prior and in preference to the holders of the Common Stock, a per share amount equal to 1.0 times the original issue price ($25.00 per share) plus any accrued but unpaid dividends thereon.

If upon the liquidation, dissolution or winding up of the Company, the assets of the Company that are legally available for distribution to the holders of the Series C preferred convertible stock are insufficient to permit the payment to such holders of the full amounts above, then the entire assets of the Company that are legally available for distribution shall be distributed with equal priority and pro rata among the holders of the Series C convertible preferred Stock in proportion to what they would otherwise be entitled to receive.

After the payment of the full Series C convertible preferred stock liquidation preference and unpaid accrued dividends, the holders of the Series C Preferred Stock shall participate in the distribution of the entire remaining assets of the Company legally available for distributions pro rata to holders of the Common Stock on an as converted basis. The sale of a majority of the capital stock of the Company or the sale, lease, transfer, exclusive license or other disposition, in a single transaction or series of related transactions, by the Company or any subsidiary of the Company of all or substantially all the assets of the Company and its subsidiaries taken as a whole shall be a deemed liquidation for the purpose of the Series C Preferred Stock.

Conversion

Each share of Series C preferred stock is convertible, at the option of the holder at any time after the date of issuance of such share, into such number of fully paid and non-assessable shares of common stock determined by dividing the original issue price of $25.00 by the conversion price for such series in effect at the time of conversion for the Series C convertible preferred stock. The conversion price for the Series C convertible preferred stock is subject to adjustment in accordance with conversion provisions contained in the Company's certificate of formation, as amended.

Each share of Series C convertible preferred stock is automatically converted into shares of common stock at the conversion price at the time in effect immediately upon the Company’s sale of its common stock in a public offering provided that the offering price is not less than $16.50 per share (as adjusted for recapitalizations, stock combinations, stock dividends, stock splits and the like) and which results in aggregate cash proceeds of not less than $20.0 million before underwriting discounts, commissions, and fees.

Note 6 – Stockholders’ Deficit

Common Stock

The Company’s Certificate of Formation, as amended, authorizes 500,000,000 shares of common stock with a par value of $0.001 per share. As of April 30, 2022 and April 30, 2021 the Company had issued 3,323,942 and 3,313,841 shares of common stock, respectively.

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Notes to Financial Statements

In the year ended April 30, 2022, the Company issued 10,101 shares of common stock as a facility fee in connection with the Unsecured Promissory Draw Down Note with Matthews Holdings Southwest for non-cash consideration amounting to $35,000, as discussed in Note 4.

There were no common stock issuances during the year ended April 30, 2021.

On June 17, 2022, the Company closed on the sale of 1,500,000 units in the IPO (the “Units”), with each Unit consisting of one share of common stock, par value $0.001 per share, and one warrant to purchase one share of common stock at a combined public offering price of $4.25 per Unit. Additionally, in the IPO, the underwriter exercised the over-allotment option, for 225,000 warrants at a public offering price of $0.01 per warrant. The common stock and warrants were immediately separable following the IPO. The warrants have an exercise price per share of $4.25 and are exercisable at any time up to expiration which is five years from the date of issuance.

The Company received approximately $5.2 million in net proceeds from the IPO after deducting the underwriting discount and commission and other IPO expenses payable by the Company of approximately $1.2 million.

Upon the IPO, the entire amount of the $1.5M Notes converted into 909,071 shares of common stock at the conversion price of $1.65 per share as discussed in Note 4.

Upon the IPO, the entire amount of the Bridge Notes, including accrued interest, converted into 1,606,026 shares of common stock and Pre-Funded Warrants to purchase 77,443 shares of common stock at the conversion price of $2.89 per share as discussed in Note 4.

Upon the IPO, all of the outstanding shares of Series A convertible preferred stock were converted into 703,290 shares of common stock at a conversion ratio of 70.33 shares of common stock for each share of Series A convertible preferred stock as discussed in Note 5.

In July 2022, 50,676 shares of Series C convertible preferred stock were converted into 193,958 shares of common stock at a conversion ratio of 3.8274 shares of common stock for each share of Series C convertible preferred stock as discussed in Note 5.

The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the board of directors, subject to the rights of holders of series of convertible preferred stock outstanding. No dividends were declared as of or through April 30, 2022 or April 30, 2021.

Common Stock Warrants

The Company has issued warrants to investors in connection with funding or for services rendered and these warrants are convertible into a fixed number of shares of the Company’s common stock for a period of 5 years from the date of issuance.

During the year ended April 30, 2021, there were warrants to purchase 13,992 shares of common stock issued in exchange for consulting services at an exercise price of $8.25. The warrants had a grant date fair value of $2,354, using the Black-Scholes option-pricing.

In June and July 2021, the Company issued warrants to purchase 11,084 shares of common stock issued in exchange for consulting services at an exercise price of $8.25. The warrants had a grant date fair value of $1,609, using the Black-Scholes option-pricing and is recorded in stock compensation expense.

In November 2021, the Company issued warrants to purchase 19,697 shares of common stock to note holders as consideration for note extensions, as discussed in Note 4, at an exercise price of $6.05. The warrants had a grant date fair value of $22,890, using the Black-Scholes option-pricing model.

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Notes to Financial Statements

In connection with the Bridge Securities, as discussed in Note 4, the Company issued Bridge Warrants to originally purchase 775,420 shares of common stock, at an original exercise price of $9.08. The Bridge Warrants had a grant date fair value of $520,051, using the Black-Scholes option-pricing model. The Bridge Warrants were subject to antidilution provisions and price adjustments and upon consummation of the IPO, the number of shares of common stock to be purchased by the Bridge Warrants increased to 1,365,960 and the exercise price was reduced to $5.16 per share. Upon conversion of the Bridge Notes in June 2022, the Company also issued 77,443 Pre-Funded Warrants to acquire shares of common stock at an exercise price of $0.0033 per share.

In the IPO, the Company issued warrants to purchase 1,500,000 shares of common stock ("IPO Warrants") with a per share exercise price of $4.25 and exercisable immediately. The IPO Warrants expire five years from the date of issuance.

Pursuant to the Underwriting Agreement dated June 15, 2022 between the Company and The Benchmark Company, LLC (the "Underwriter"), the Company granted the Underwriter a 30-day option to purchase up to an additional 225,000 shares of Common Stock and/or IPO Warrants to cover over-allotments. On consummation of the IPO, the Underwriter exercised the over-allotment option to purchase 225,000 IPO Warrants.

The Company also issued warrants to purchase an aggregate of 105,000 shares of common stock (the "Underwriter's Warrants"), representing 7% of the aggregate number of shares of common stock underlying the Units sold in the IPO to the Underwriter, as a part of the underwriting compensation payable in connection with the IPO. These Underwriter's Warrants are exercisable at a per share price equal to $4.25 per share, expire five years from the date of issuance, and are subject to a 180-day lock-up period.

A summary of the outstanding warrants as of April 30, 2022 and 2021 and underlying assumptions used in the Black Scholes option-pricing model is as follows:

	Warrants Outstanding and Exercisable	Exercise Price Per Share	Weighted Average Strike Price per Share
Balance, May 1, 2020	662,361	$3.47-$49.50	$18.39
Issued	13,992	$8.25	$8.25
Expired	(8,613)	$12.21	$12.21
Balance, April 30, 2021	667,740	$3.47-$49.50	$18.26

Issued	806,201	$7.45	$9.00
Forfeited	(909)	$8.25	$8.25
Expired	(621,172)	$9.90-$49.50	$18.96
Balance April 30, 2022	851,860	$3.47-$15.18	$9.00

	April 30, 2022	April 30, 2021
Risk free interest rate	1.6%	2.0%
Expected volatility	55.0%	66.2%
Expected life in years	5	5

The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. Expected volatilities are derived from third party valuations. The expected life in years is based on the contract term of the warrant.

Note 7 – Stock-based Compensation

The Company grants certain employees and board members stock option awards where vesting is contingent upon a service period, as it believes that such awards better align the interests of its employees with those of its shareholders. Stock option awards are granted with an exercise price equal to or above the market price of the

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Notes to Financial Statements

Company’s stock at the date of grant. Certain stock option awards provide for accelerated vesting if there is a change in control, as defined in the Nonstatutory Stock Option Agreement. Unvested stock options forfeit when an employee leaves the Company.

Where option awards are granted based on service periods, they generally vest quarterly based on 3 years continuous service for executive directors and employees, or 12 months continuous service for directors and have 10-year contractual terms. During the years ended April 30, 2022 and 2021, the Company granted 9,848 and 3,030 shares of common stock awards to employees based on service periods, respectively.

The Company also grants stock option awards where vesting is contingent upon meeting various departmental and company-wide performance goals, including FDA and CE Mark regulatory approval and certain EBITDA and funding thresholds. Such performance-based stock options are expected to vest when the performance criteria and metrics have been met. These stock options have contractual lives of ten years. During the years ended April 30, 2022 and 2021, the Company granted 159,621 and 145,758 performance-based stock option awards, respectively.

The Company does not have an ERISA stock awards plan. So, all stock options issued are Non-ERISA Plan options and do not have any of the tax and other benefits afforded to ERISA stock option awards.

The following table summarizes the Company's service-based stock options:

	Number of Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Outstanding - April 30, 2020	248,837	$12.44	6.5
Options granted	3,030	$1.16	9.5
Outstanding - April 30, 2021	251,867	$12.30	5.5

Options granted	9,848	$2.93	9.8
Options forfeited	(7,500)	$15.18	—
Outstanding - April 30, 2022	254,215	$11.79	4.6

Non-vested at April 30, 2022	10,126	$2.89	9.5
Vested at April 30, 2022	244,089	$12.16	4.4

The Company estimates fair values of service-based stock options using the Black-Scholes option-pricing model on grant date. The principal assumptions used in applying this model were as follows:

	April 30, 2022	April 30, 2021
Risk free interest rate	1.72%	1.08%
Volatility	55.0%	53.0% - 66.2%
Dividend yield	—	—
Weighted average expected term (in years)	4.6	9.5

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Notes to Financial Statements

The following summarizes the Company's performance-based stock options:

	Number of Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Outstanding - April 30, 2020	285,101	$8.20	8.2
Options granted	145,758	$1.16	9.5
Options forfeited	(3,788)	$6.25	—
Outstanding - April 30, 2021	427,071	$5.81	8.1

Options granted	159,621	$3.47	—
Options forfeited	(4,924)	$6.63	9.8
Outstanding - April 30, 2022	581,768	$5.16	7.8

Non-vested at April 30, 2022	497,626	$5.30	8.1
Vested at April 30, 2022	84,142	$4.34	6.6

The Company estimates fair values of performance-based stock options using the Black-Scholes option-pricing model on grant date. The principal assumptions used in applying this model were as follows

	April 30, 2022	April 30, 2021
Risk free interest rate	1.72%	1.08%
Volatility	55.0%	53.0% - 66.2%
Dividend yield	—	—
Weighted average expected term (in years)	7.8	8.1

As of April 30, 2022 and as of April 30, 2021, there was approximately $1,845,000 and $1,569,000 of unrecognized compensation costs related to non-vested performance-based common stock options and approximately $11,700 and $1,800 of unrecognized compensation costs related to non-vested service-based common stock options.

The following is a summary of stock-based compensation expense:

	For the years ended April 30
	2022	2021
Research and Development	$4,232	$15,229
Selling, General and Administrative	64,163	9,446
	$68,396	$24,675

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Notes to Financial Statements

Note 8 – Income Taxes

The tax effects of temporary differences and carry-forwards that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	As of April 30,
	2022	2021
Deferred tax assets (liabilities):

Net operating loss carryforwards	$8,387,881	$7,215,961
Start-up costs	1,036,080	1,137,161
Stock option and warrant payments	423,624	396,631
Accumulated depreciation	(2,668)	(2,440)
Research and development credits	255,600	255,600
Research and development warrants	21,488	21,488
Total deferred tax assets, net	10,122,005	9,024,401
Valuation Allowance	(10,122,005)	(9,024,401)
Net Deferred Tax Assets	—	—

For the years ended April 30, 2022 and 2021, the Company’s cumulative net operating loss for federal income tax purposes was approximately $39 million and $34 million, respectively. The net operating loss, subject to limitations, may be available in future tax years to offset taxable income. The net operating loss carry-forward will begin to expire in year 2028.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and therefore, a full valuation allowance has been recorded at April 30, 2022 and 2021.

Note 9 – Leases

The Company has a long-term operating lease for office, industrial, and laboratory space that expires in 2023. The lease has an option to extend for five years however given the future anticipated expansion of the Company, it is more likely than not that the option will not be exercised. Rent expense for operating leases for the years ended April 30, 2022 and 2021 was $179,364 and $173,405, respectively. The Company records right-of-use assets and liabilities at the present value of the fixed lease payments over the term at the commencement date. The Company uses its incremental borrowing rate of 12% to determine the present value of the lease as the rate implicit in the lease is typically not readily available.

Information related to the Company’s right-of-use assets and lease liabilities consist of the following:

	2022	2021
Right-of-use assets	$88,535	$194,660

Lease liabilities, current	90,968	107,632
Lease liabilities, net of current portion	—	90,967
Total lease liabilities	$90,968	$198,599

Weighted average remaining term (in years)	0.8	1.8
Weighted average discount rate	12%	12%

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Notes to Financial Statements

As of April 30, 2022, future maturities of lease liabilities due under lease agreements was as follows:

2023	95,576
Less imputed interest	(4,608)
Total operating lease liabilities	$90,968

As of April 30, 2021, future maturities of lease liabilities due under lease agreement was as follows:

2022	125,697
2023	95,576
Total lease payments	221,273
Less imputed interest	(22,674)
Total operating lease liabilities	$198,599

Note 10 – Commitments and Contingencies

Litigation

From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of business. The Company does not believe that the outcome of those matters will have a material adverse effect to the financial position, operating results or cash flows. However, there can be no assurance such legal proceedings will not have a material impact.

The Company is not aware of any material claims outstanding or pending against the Company as April 30, 2022 and April 30, 2021.

Royalty Agreements

In 2013, the Company entered into an agreement (“Technology Agreement”) with its founder, conveying ownership of all intellectual property and rights to the Company. As part of that agreement, the Company will make royalty payments, based upon paid MyoVista device unit sales, as follows:

a)
$500 on each of the first 2,400 MyoVista devices
b)
$200 on each MyoVista device thereafter until royalties total $3,500,000.

The royalty obligation has a first secured interest and pledge on the covered technology (as defined in the Technology Agreement but essentially the intellectual property of the MyoVista device) in priority to the debt holders of the $1.5M Secured Convertible Promissory Notes and $1M Loan and Security Agreement as discussed further in Note 4.

Upon either (i) the aggregate payment of $3,000,000 of royalties; (ii) if the common stock is publicly listed and the closing quoted share price is $68.75 per share or more; or (iii) a bona fide offer valuing the common stock at $68.75 is received, then the secured interest and pledge shall be released.

In the event of a bankruptcy of the Company, any balance of the $3,500,000 royalty not paid at that point would accelerate and become an immediately due debt obligation of the Company with the benefit of the secured interest and pledge (if it remained at such time).

For the years ended April 30, 2022 and 2021, the sales royalties expensed to selling, general, and administrative expenses were $500 and $1,500, respectively.

The Company has an agreement with The University Court of The University of Glasgow for the license of the Glasgow algorithm interpretive analysis for the conventional ECG trace. As part of that agreement the Company is obliged to make royalty payments, based upon MyoVista device unit sales at the rate of $35 - $50 per unit

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Notes to Financial Statements

depending on sale volumes per year. The agreement is subject to an annual minimum fee and should the sale volume royalties be below this level then the minimum will apply. To date, MyoVista device unit sales have such that the minimum payments have applied. Prior to FDA clearance, the Company does not expect to achieve device unit sales volumes which would exceed the minimum. The minimum fee has been expensed to research and development as the Glasgow algorithm is an essential part of the device development as part of the submission for FDA clearance of the MyoVista device. For the years ended April 30, 2022 and 2021, the minimum payments were $20,000, subject to a 3% annual increase.

Note 11 - Related Parties

Kyngstone Limited (“Kyngstone”), a company incorporated in the United Kingdom in which our Chairman and CEO is a director and controlling shareholder, provided advisory services to the Company in the normal course of business. For the years ended April 30, 2022 and 2021, the Company recorded expenditures of $87,500 and $100,000, respectively with Kyngstone. As of April 30, 2022 and 2021, the Company had balances outstanding to Kyngstone in the amounts of $88,846 and $88,444, respectively.

See Note 4 for details regarding related party debt held with shareholders, board members, and Company directors.

Note 12 - Subsequent Events

The Company has evaluated subsequent events after the balance sheet date of April 30, 2022, through the date of filing.