Form 10-Q
period 2022-07-31
Heart Test Laboratories, Inc.
filed 2022-09-12
CIK 1468492

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-41422

HEART TEST LABORATORIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Texas	26-1344466
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

550 Reserve Street, Suite 360 Southlake, Texas	76092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (682)-237-7781

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HSCS	The Nasdaq Stock Market LLC
Warrants	HSCSW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of September 12, 2022, the registrant had 8,202,550 shares of common stock outstanding.

HEART TEST LABORATORIES, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by terminology such as “may,” “will,” “should,” “expects,” “aims,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “intends,” or “continue,” or the negative of these terms or other comparable terminology. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and those risks identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2022 filed with the Securities and Exchange Commission on July 29, 2022 ("2022 Annual Report on Form 10-K"). Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we are under no duty to update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise for any reason.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “HeartSciences,” the “Company,” “we,” “us” and “our” refer to Heart Test Laboratories, Inc. References to "Fiscal 2023" refer to the 12-months ending April 30, 2023 and references to "Fiscal 2022" refer to the 12-months ended April 30, 2022.

i

HEART TEST LABORATORIES, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Heart Test Laboratories, Inc.

Condensed Balance Sheets

	July 31,	April 30,
	2022	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,272,499	$918,260
Accounts receivable	—	2,321
Inventory	677,669	674,139
Prepaid expenses	445,924	49,383
Other current assets	40,374	40,374
Deferred offering costs	—	246,400
Total current assets	5,436,466	1,930,877

Property and equipment, net	70,870	70,035
Right-of-use assets, net	59,923	88,535

TOTAL ASSETS	$5,567,259	$2,089,447

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$455,744	$694,745
Accrued expenses	505,547	1,053,636
Operating lease liabilities	61,546	90,968
Current portion of notes payable	130,000	1,630,000
Other current liabilities	389,186	1,220
Total current liabilities	1,542,023	3,470,569

LONG-TERM LIABILITIES
Notes payable	1,000,000	4,441,807
Accrued expenses	137,967	232,868
Total long-term liabilities	1,137,967	4,674,675

TOTAL LIABILITIES	2,679,990	8,145,244

COMMITMENTS AND CONTINGENCIES (NOTE 2, 5, and 8)
STOCKHOLDERS EQUITY (DEFICIT)
Series A, B, and C convertible preferred stock, $0.001 par value, 20,000,000 shares authorized and 620,000 designated; 412,589 shares issued and outstanding as of July 31, 2022 and 483,265 shares issued and outstanding as of April 30, 2022.	413	483
Common stock, $0.001 par value, 500,000,000 shares authorized; 8,174,375 shares issued and outstanding as of July 31, 2022 and 3,323,942 shares issued and outstanding as of April 30, 2022.	8,173	3,323
Additional paid-in capital	58,854,894	48,343,305
Accumulated deficit	(55,976,211)	(54,402,908)
TOTAL STOCKHOLDERS EQUITY (DEFICIT)	2,887,269	(6,055,797)
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$5,567,259	$2,089,447

The accompanying notes are an integral part of these condensed unaudited financial statements.

Heart Test Laboratories, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended July 31,
	2022	2021

Revenue	$3,200	$7,484

Cost of sales	2,036	5,756

Gross margin	1,164	1,728

Operating expenses:
Research and development	434,198	401,114
Selling, general and administrative	997,063	275,060
Total operating expenses	1,431,261	676,174

Loss from operations	(1,430,097)	(674,446)

Other income (expense)
Interest expense	(143,607)	(77,605)
Gain on extinguishment of debt	—	250,200
Other income	401	—
Total other (expense) income	(143,206)	172,595

Net loss	$(1,573,303)	$(501,851)

Net loss per share, basic and diluted	$(0.28)	$(0.15)

Weighted average common shares outstanding, basic and diluted	5,645,230	3,313,841

The accompanying notes are an integral part of these condensed unaudited financial statements.

Heart Test Laboratories, Inc.

Condensed Statements of Stockholders' Equity (Deficit) (Unaudited)

Three Month Periods Ended July 31, 2022 and 2021

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Total Convertible Preferred	Common Stock		Additional Paid-in	Accumulated	Total Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Shares	Amount	Capital	Deficit	Deficit

BALANCE AT APRIL 30, 2022	10,000	$10	10,000	$10	463,265	$463	$483	3,323,942	$3,323	$48,343,305	$(54,402,908)	$(6,055,797)

Sale of common stock and warrants, net of fees	—	—	—	—	—	—	—	1,500,000	1,500	5,193,240	—	5,194,740

Common stock issued upon conversion of $1.5M Notes	—	—	—	—	—	—	—	909,071	909	1,499,091	—	1,500,000

Common stock issued upon conversion of Bridge Notes and accrued interest	—	—	—	—	—	—	—	1,544,114	1,544	3,617,160	—	3,618,704

Common stock issued upon conversion of Series A and B Convertible Preferred Stock	(10,000)	(10)	(10,000)	(10)	—	—	(20)	703,290	703	(683)	—	—

Common stock issued upon conversion of Series C Convertible Preferred Stock	—	—	—	—	(50,676)	(50)	(50)	193,958	194	(144)	—	—

Stock based compensation - management & other employees	—	—	—	—	—	—	—	—	—	145,722	—	145,722

Warrants issued to non-employees	—	—	—	—	—	—	—	—	—	57,203	—	57,203

Net loss	—	—	—	—	—	—	—	—	—	—	(1,573,303)	(1,573,303)

BALANCE AT JULY 31, 2022	—	$—	—	$—	412,589	$413	$413	8,174,375	$8,173	$58,854,894	$(55,976,211)	$2,887,269

BALANCE AT APRIL 30, 2021	10,000	$10	10,000	$10	463,265	$463	$483	3,313,841	$3,313	$47,661,262	$(49,574,648)	$(1,909,590)

Stock based compensation - management & other employees	—	—	—	—	—	—	—	—	—	1,583	—	1,583

Warrants issued to non-employees	—	—	—	—	—	—	—	—	—	1,609	—	1,609

Net loss	—	—	—	—	—	—	—	—	—	—	—	—

BALANCE AT JULY 31, 2021	10,000	$10	10,000	$10	463,265	$463	483	3,313,841	$3,313	$47,664,454	$(49,574,648)	$(1,906,398)

The accompanying notes are an integral part of these condensed unaudited financial statements.

4

Heart Test Laboratories, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended July 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:	$(1,573,303)	$(501,851)
Net loss
Adjustments to reconcile net loss to net cash used in operating activities

Depreciation	6,412	6,973
Amortization of debt discounts and deferred financing costs	61,381	—
Stock-based compensation	145,722	1,583
Warrants issued to non-employees	—	1,609
Gain on settled accounts payable	(81,200)	—
Gain on extinguishment of debt	—	(250,200)

Changes in current assets and liabilities:
Accounts receivable	2,321	—
Inventory	(3,530)	33,660
Prepaid and other current assets	29,412	14,019
Deferred offering costs	236,353	—
Accounts payable	(157,801)	(76,513)
Accrued liabilities	(477,475)	53,229
Net cash used in operating activities	(1,811,708)	(717,491)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,247)	—
Net cash used in investing activities	(7,247)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock in IPO, net of fees	5,194,740	—
Issuance of warrants in IPO	17,250	—
Principal repayments of finance lease obligations	(38,796)	—
Net cash provided by investing activities	5,173,194	—

Net change in cash and cash equivalents during the period	3,354,239	(717,491)
Cash and cash equivalents, beginning of period	918,260	723,481
Cash and cash equivalents, end of period	$4,272,499	$5,990

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Accrued interest on Bridge Notes converted to common stock	$165,516	$—
Financed insurance premiums	$426,762	$—
Warrants issued as underwriter compensation	$39,953	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

Heart Test Laboratories, Inc.

Notes to Condensed Unaudited Financial Statements

Note 1. Basis of Presentation

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

Note 2. Liquidity, Going Concern and Other Uncertainties

The Company is subject to a number of risks similar to those of early-stage companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the need to obtain additional capital, competition from larger companies, and other technologies.

At July 31, 2022 and April 30, 2022, the Company had an accumulated deficit of $56.0 and $54.4 million and stockholder’s equity of $2.9 million and stockholders' deficit of $6.1 million, respectively. In addition, the Company has generated recurring losses and negative cash flows from operations since its inception and has a working capital deficiency. Based on these factors there is a substantial doubt regarding the Company’s ability to continue as a going concern.

In June 2022, the Company raised approximately $5.2 million in net proceeds from the completion of the initial public offering (the "IPO") (see Note 5). The Company’s forecasts and cashflow projections indicate that current resources would be insufficient to support operations significantly beyond the second calendar quarter of 2023 and repay the $1M Notes as they fall due in September 2023 (see Note 4). Additionally, the FDA can delay, limit or deny clearance of a medical device for many reasons outside the Company’s control which may involve substantial unforeseen costs.

Management’s plans include raising capital through the sale of additional equity securities, debt or capital inflows from strategic partnerships. Management can provide no assurance that such financing or strategic relationships will be available on acceptable terms, or at all, which would likely have a material adverse effect on the Company and its financial statements.

These unaudited financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period.

In March 2020, the World Health Organization declared a pandemic related to the coronavirus (COVID-19) outbreak, which led to a global health emergency. The full impact of COVID-19 remains uncertain, and the related health crisis adversely affected and may continue to adversely affect the global economy. While the extent of these disruptions have reduced, they may continue to negatively impact the Company’s results of operations and liquidity.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP") and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commissions ("SEC") and have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. In the opinion of management, the unaudited interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results of operations for the periods presented. The interim operating results are not necessarily indicative of results that may be expected for any subsequent period. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's 2022 Annual Report on Form 10-K filed with the SEC on July 29, 2022.

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

Inventory

All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis. Selling, general, and administrative expenses are not inventoried, but are charged to expense when incurred. The following is a summary of the Company’s inventories at July 31, 2022 and April 30, 2022:

	July 31,	April 30,
	2022	2022
Raw materials	$359,965	$359,965
Sub-assemblies	348,746	345,217
Work in progress	21,741	21,741
Finished goods	28,663	28,662
Reserve for obsolescence	(81,446)	(81,446)
Total Inventory	$677,669	$674,139

Inventory consists mainly of raw materials and components used in the current hardware build of the MyoVista. Devices and components are used for research and development purposes and device sales, which to date have been in international markets as sale of the MyoVista in the U.S. is subject to FDA clearance. The Company is partway through a new pivotal clinical validation study and device testing necessary for a revised FDA De Novo submission, which is expected to take place during the fiscal year ending April 30, 2023. The Company believes that its hardware platform is in final form, however, prior to FDA clearance and market acceptance of the MyoVista, further hardware changes could be necessary which could have an impact on net realizable values. The majority of the Company’s current inventory is intended for use to build finished products for sales both internationally and in the U.S. following regulatory clearance. Finished products do not contain materials that would degrade significantly over the useable life of the device and are considered to have a useable life of over seven years. Existing inventory related to finished devices are planned to be updated to the latest hardware revision and specifically allocated to a limited distribution for field reliability studies and are not slated for general purpose sales. The Company periodically evaluates inventory and makes specific write-offs and provides an allowance for inventory that is considered obsolete due to hardware and or software related changes. If the Company does not receive FDA clearance and/or obtain market acceptance of the MyoVista, the Company could have further material write-downs of inventory due to obsolescence in excess of the amount currently reserved.

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

The following is a summary of the Company’s property and equipment at July 31, 2022 and April 30, 2022:

	July 31,	April 30,
	2022	2022
Equipment	$386,859	$379,612
Furniture & fixtures	102,563	102,563
Leasehold improvements	32,812	32,812
Total	522,234	514,987
Less: Accumulated depreciation	(451,364)	(444,952)
Property and equipment, net	$70,870	$70,035

Depreciation expense for the three months ended July 31, 2022 and 2021 was $6,412 and $6,973 respectively.

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting, underwriting fees and other costs, incurred through the balance sheet date that are directly related to the Company's IPO, have been charged to stockholder's equity upon completion of the IPO in June 2022.

Fair Value Measurements

The accounting guidance establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset transaction between market participants on the measurement date. Where available, fair value is based on observable market prices or is derived from such prices. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

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

The estimated fair value of common stock option awards is calculated using the Black-Scholes option pricing model, based on key assumptions such as fair value of common stock, expected volatility, and expected term. These estimates require the input of subjective assumptions, including (i) the expected stock price volatility, (ii) the calculation of the expected term of the award, (iii) the risk-free rate and (iv) expected dividend yields. As there has not been a public market for the Company’s common stock, management has determined the expected stock price volatility at the time of grant of the option by considering a number of objective and subjective factors, including stock price volatility of comparable companies that are publicly available and based on the industry, stage of life cycle, size and financial leverage of such other comparable companies.

Management has estimated the expected term of its common stock options using the “simplified” method, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data. The expected volatility is derived from the historical volatilities of comparable publicly traded companies over a period approximately equal to the expected term for the options. The risk-free interest rates for periods within the expected term of the option are based on the US Treasury securities with a maturity date that commensurate with the expected term of the associated award. There is no expected dividend yield since the Company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future.

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

The Company did not recognize material revenues during the three months ended July 31, 2022 or 2021. The Company's revenues do not require significant estimates or judgements. The Company is not party to contracts that include multiple performance obligations or material variable consideration. As of July 31, 2022 and April 30, 2022, the Company did not have any contract assets or liabilities from contracts with customers and there were no remaining performance obligations that the Company had not satisfied.

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

Based on its analysis, management has determined that it has not incurred any liability for unrecognized tax benefits as of July 31, 2022 and April 30, 2022.

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

Note 4. Debt

Debt consists of the following:

	July 31,	April 30,
	2022	2022
$130K Unsecured drawdown convertible promissory note	$130,000	$130,000
$1.5M Secured convertible promissory notes	—	1,500,000
$1M Notes	1,000,000	1,000,000
Bridge convertible notes, net of discounts and deferred financing costs	—	3,441,807
	1,130,000	6,071,807
Less: current maturities	(130,000)	(1,630,000)
Notes payable, long-term	$1,000,000	$4,441,807

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

$1M Notes and Loan and Security Agreement

In April 2020, the Company entered into a loan and security agreement (the "$1M Loan and Security Agreement") with FRV and John Q. Adams who are both shareholders of the Company. John Q. Adams was also a Director of the Company at the time of entering into the $1M Loan and Security Agreement. Each party committed to lend a principal amount of $500,000, totaling $1,000,000 and the loan was drawn in three installments of $300,000 upon execution of the loan agreement, $350,000 on or about July 2, 2020 and $350,000 on or about September 4, 2020. The loan had an original maturity date of September 30, 2021 which was amended on September 30, 2021 making the note repayable on demand.

The $1M Loan and Security Agreement was amended again on November 3, 2021, extending the maturity to September 30, 2022. The loan was further amended on May 24, 2022, extending maturity to September 30, 2023. In connection with the amendment in May 2022, the Company agreed to pay Mr. Adams all accrued but unpaid interest on his note prior to September 30, 2022. In June 2022, the Company paid approximately $126,000 in accrued interest to Mr. Adams.

The $1M Loan and Security Agreement accrues interest at a rate of 12% per annum, compounded annually, which is payable at maturity. The Company is also required to pay default interest at a rate of 18% per annum, compounded annually, on any unpaid amounts due at maturity until the loan amounts are fully re-paid. The loan is collateralized by substantially all of the Company’s assets and intellectual property, except for the secured interest on the covered technology as discussed in Note 8.

As of July 31, 2022 and April 30, 2022, accrued interest was approximately $138,000 and $229,000, respectively, and is included in accrued expenses in the accompanying condensed balance sheets.

$1.5M Secured Convertible Promissory Notes

In December 2020, the Board of Directors approved the offering of a series of secured convertible promissory notes in the amount of $1,500,000 (“$1.5M Notes”). The $1.5M Notes were sold as a series to a number of different investors with $1,490,000 of the notes being sold to shareholders of the Company of which members of the Board of Directors of the Company subscribed for $30,000. The notes had an original maturity of July 31, 2022 and were subsequently amended on November 2, 2021, extending maturity to October 31, 2022. The entire amount of the $1.5M Notes converted upon the IPO into 909,071 shares of common stock at a conversion price of $1.65 (Note 5). In accordance with their terms no interest was payable as they converted prior to maturity.

2021 Bridge Securities

In December 2021 the Board approved the sale of Senior Subordinated Convertible Loan Notes (the "Bridge Notes”) and associated warrants (the “Bridge Warrants”), together the “2021 Bridge Securities”. The Company sold $4,695,555 principal value of the Bridge Notes which were issued with a 10% original issue discount (OID), and accrued interest at 8% per annum and had a maturity date of December 22, 2024. In accordance with their terms, the entire amount of the Bridge Notes, including $165,516 of accrued interest, converted upon the IPO into 1,606,027 shares of common stock at a conversion price of $2.89 and Pre-Funded Warrants to acquire 77,443 shares of common stock at an exercise price of $0.0001 per share (Note 5). The Bridge Warrants have a 5-year term from their date of issuance and, in accordance with their terms following the IPO, had the right to purchase 1,365,960 shares of common stock at an exercise price of $5.16 per share. The exercise price of the Bridge Warrants is subject to full ratchet downward adjustment for 18-months following the IPO in the event of an issuance of common stock (or issuance of convertible securities or options at a lower price conversion/exercise price) than the then exercise price. Upon a lowering of the exercise price the holder will be entitled to exercise the Bridge Warrants so the new exercise price multiplied by the number of shares of common stock purchased is 150% of the principal amount of the 2021 Bridge Notes purchased.

Subsequent to the IPO, pursuant to provisions in the Bridge Notes limiting the number of shares of common stock into which the Bridge Notes were convertible, 61,913 shares of common stock into which the Bridge Notes converted were issued and were cancelled and deemed null and void, ab initio, from the time of the conversion and issuance and a Pre-Funded Warrant to purchase an additional 61,913 shares of common stock was issued. The Pre-Funded Warrants have substantially the same terms as the Bridge Warrants except that the exercise price is $0.0001 per share. On September 8, 2022, the Company entered into a written amendment to the Bridge Warrants, referred to as the Bridge Warrant Amendment, with the lead investor in the private placement of the 2021 Bridge Securities. The Bridge Warrant Amendment amended the terms of the Bridge Warrants to make them more consistent with the terms of the IPO Warrants (Note 5).

Paycheck Protection Program Loans

On January 25, 2021, the Company received loan proceeds in the amount of $250,200 under the Paycheck Protection Program (“PPP”) which was established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provided for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. Following the PPP guidelines, the Company filed for loan forgiveness in May 2021 and in June 2021, the Small Business Administration approved the filing and forgave the loan. The forgiveness of the PPP loan is recorded in gain on extinguishment of debt in the statement of operations as of the quarter ended July 31, 2021.

Note 5. Stockholders’ Equity (Deficit)

Preferred Stock

In the three months ended July 31, 2022 and year ended April 30, 2022, there were no issuances of convertible preferred stock by the Company.

On June 2, 2022, the Company filed amendments to the Amended and Restated Certification of Designations of Series A Convertible Preferred Stock and the Amended and Restated Certification of Designations of Series B Convertible Preferred Stock which amended certain provisions in the agreements including that on completion of an IPO by the Company, each share of Series A and Series B convertible preferred stock would automatically be converted into shares of common stock and all shares of Series A and Series B convertible preferred stock would be deemed converted and canceled. Upon consummation of the IPO in June 2022, all the outstanding shares of Series A convertible preferred stock were converted into 703,290 shares of common stock at a conversion ratio of 70.33 shares of common stock for each share of Series A convertible preferred stock and all outstanding shares of Series B convertible preferred stock were canceled.

Series C Convertible Preferred Stock

The Company authorized 20,000,000 shares of preferred stock with a par value of $0.001 per share of which 600,000 have been designated as Series C convertible preferred stock and have a liquidation preference to common stock. The Series C Convertible Preferred Stock was originally issued at $25.00 per share. An amendment to, or waiver of rights in the Series C certificate of designation requires the approval of holders of a majority of the outstanding shares of Series C convertible preferred stock and Front Range Ventures LLC ("FRV") (so long as FRV owns any at least 71,000 shares of Series C convertible preferred stock) (the "Requisite Holders").

At July 31, 2022 and April 30, 2022, there were 412,589 and 463,265 shares of Series C convertible preferred stock outstanding, respectively.

Holders of the Series C convertible preferred stock are entitled to receive dividends at an annual rate of $1.50 per share of Series C, shall accrue and are payable out of funds legally available, are payable only when and if declared by the board of directors, and are noncumulative. No dividends have been declared to date. The holders of the shares of Series C convertible preferred stock have voting rights equal to an equivalent number of shares of common stock into which it is convertible and vote together as one class with common stock.

Each share of Series C convertible preferred stock is convertible, at the option of the holder at any time, into such number of fully paid and non-assessable shares of common stock determined by dividing the original issue price of $25.00 by the conversion price for such series in effect at the time of conversion for the Series C convertible preferred stock. The conversion price for the Series C convertible preferred stock is subject to adjustment in accordance with conversion provisions contained in the Company's certificate of formation, as amended.

In July 2022 and subsequently in August 2022, 50,676 and 7,361, respectively, shares of Series C convertible preferred stock converted into 193,958 and 28,172 shares of common stock at a conversion ratio of 3.8274 shares of common stock for each share of Series C convertible preferred stock.

As of September 12, 2022, the Series C convertible preferred stock were convertible into 1,611,290 shares of common stock at a conversion price of $6.29 per share.

Common Stock

The Company’s Certificate of Formation, as amended, authorizes 500,000,000 shares of common stock with a par value of $0.001 per share. As of September 12, 2022 and April 30, 2022, the Company had issued 8,174,375 and 3,323,942 shares of common stock, respectively.

During the three months ended July 31, 2022, the Company issued 4,850,433 shares of common stock:

Number of Shares
Issuance of common stock in IPO	1,500,000
Conversion of $1.5M notes to common stock (see Note 4)	909,071
Conversion of Bridge Notes and accrued interest to common stock (see Note 4)	1,544,114
Conversion of Series A convertible preferred stock to common stock	703,290
Conversion of Series C convertible preferred stock to common stock	193,958
Issued during the three months ended July 31, 2022	4,850,433

Summary table of common stock share transactions:
Balance at April 30, 2022	3,323,942
Issued in Fiscal 2023	4,850,433
Balance at July 31, 2022	8,174,375

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

The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the board of directors, subject to the rights of holders of series of convertible preferred stock outstanding. No dividends were declared as of or through the three months ended July 31, 2022 and the year ended April 30, 2022.

Common Stock Warrants

The Company has issued warrants to investors in connection with funding or for services rendered and these warrants are convertible into a number of shares of the Company’s common stock for a period of 5 years from the date of issuance.

In connection with the Bridge Securities, as discussed in Note 4, the Company issued Bridge Warrants to note holders. The Bridge Warrants were subject to antidilution provisions and price adjustments. Upon consummation of the IPO, the Company issued 1,606,027 shares of common stock and Pre-Funded Warrants to acquire 77,443 shares of common stock from the conversion of the Bridge Notes. As discussed in Note 4, subsequent to the IPO, 61,913 shares of common stock into which the Bridge Notes converted were cancelled and deemed null and void, ab initio, from the time of the conversion and issuance and a Pre-Funded Warrant to purchase an additional 61,913 shares of common stock was issued. The Pre-Funded Warrants have substantially the same terms as the Bridge Warrants except that the exercise price is $0.0001 per share.

Upon consummation of the IPO, pursuant to the terms of the Bridge Warrants, the holders of the Bridge Warrants became entitled to purchase a total of 1,365,960 shares of common stock at an exercise price of $5.16 per share, subject to antidilution provisions with respect to the number of shares issuable upon exercise and full ratchet price protection on the exercise price whenever the Company issues shares of common stock for consideration per share less than the exercise price then in effect. On September 8, 2022, the Company entered into a written amendment to the Bridge Warrants with the lead investor in the private placement of the 2021 Bridge Securities. The amendment simplifies the Bridge Warrants and makes their terms more consistent with the IPO Warrants. As a result of the amendment:

•
The number of shares of common stock for which the Bridge Warrants are exercisable increased to a total 1,683,470 shares and such number is no longer subject to antidilution adjustments if the Company issues shares of common stock for consideration per share less than the exercise price then in effect. The 1,683,470 shares represent the total number of shares of common stock and Pre-Funded Warrants into which the Bridge Notes converted upon the IPO (therefore providing the former Bridge Note holders with one warrant for every share of common stock (or Pre-Funded Warrant) they received upon the Bridge Note conversion);
•
The exercise price of the Bridge Warrants was reduced to $4.25 per share and the price protection provisions applicable to the exercise price of the Bridge Warrants whenever the Company issues shares of common stock were amended such that the exercise price will only be adjusted if such issuances are for consideration per share less than 80% of the exercise price then in effect, subject to certain exceptions; and

•
The period for which the exercise price protection provisions apply was shortened from ending on December 15, 2023 to ending on June 15, 2023 (i.e. 12 months following the IPO).

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

The following is a summary of warrant activity during the three months ended July 31, 2022:

	Warrants Outstanding and Exercisable	Exercise Price Per Share	Weighted Average Strike Price per Share
Balance, April 30, 2022	1,442,401	$3.47-$15.18	$9.00
Issued	1,969,356	$0.0001-$4.25	$4.08
Balance, July 31, 2022	3,411,757	$0.0001-$15.18	$6.21

Note 6. Stock-based Compensation

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

Where option awards are granted based on service periods, they generally vest quarterly based on 3 years continuous service for executive directors and employees, or 12 months continuous service for directors and have ten-year contractual terms.

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

The following is a summary of service-based stock option activity during the three months ended July 31, 2022:

	Number of Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Outstanding - April 30, 2022	254,215	$11.79	4.6
Options granted	—	—	—
Options forfeited	—	—	—
Outstanding - July 31, 2022	254,215	$11.79	4.4

Non-vested at July 31, 2022	7,766	$2.90	9.3
Vested at July 31, 2022	246,449	$12.07	4.2

The following is a summary of performance-based stock option activity during the three months ended July 31, 2022:

	Number of Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Outstanding - April 30, 2022	581,768	$5.16	7.8
Options granted	—	—	—
Options forfeited	—	—	—
Outstanding - July 31, 2022	581,768	$5.16	7.6

Non-vested at July 31, 2022	434,180	$5.57	7.6
Vested at July 31, 2022	147,588	$3.97	7.6

As of July 31, 2022, there was approximately $8,300 of unrecognized compensation costs related to non-vested service-based common stock options and approximately $1,703,000 of unrecognized compensation costs related to non-vested performance-based common stock options.

Note 7. Income Taxes

The tax effects of temporary differences and carry-forwards that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	July 31,	April 30,
	2022	2022
Deferred tax assets (liabilities):

Net operating loss carryforwards	$8,679,226	$8,387,881
Start-up costs	1,010,810	1,036,080
Stock option and warrant payments	458,037	423,624
Accumulated depreciation	(2,725)	(2,668)
Research and development credits	255,600	255,600
Research and development warrants	21,488	21,488
Total deferred tax assets, net	10,422,436	10,122,005
Valuation Allowance	(10,422,436)	(10,122,005)
Net Deferred Tax Assets	$—	$—

For the three months ended July 31, 2022 and the year ended April 30, 2022, the Company’s cumulative net operating loss for federal income tax purposes was approximately $41 million and $39 million, respectively. The net operating loss, subject to limitations, may be available in future tax years to offset taxable income. The net operating loss carry-forward will begin to expire in year 2028.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and therefore, a full valuation allowance has been recorded at July 31, 2022 and April 30, 2022.

Note 8. Commitments and Contingencies

Operating Leases

The Company has a long-term operating lease for office, industrial, and laboratory space that expires in 2023. The lease has an option to extend for five years however given the future anticipated expansion of the Company, it is more likely than not that the option will not be exercised. Rent expense for operating leases for the three months ended July 31, 2022 was $40,770. The Company records right-of-use assets and liabilities at the present value of the fixed lease payments over the term at the commencement date. The

Company uses its incremental borrowing rate of 12% to determine the present value of the lease as the rate implicit in the lease is typically not readily available.

Information related to the Company’s right-of-use assets and lease liabilities consist of the following:

July 31,
2022
Right-of-use assets	$59,923

Lease liabilities, current	61,546
Lease liabilities, net of current portion	—
Total lease liabilities	$61,546

Weighted average remaining term (in years)	0.5
Weighted average discount rate	12%

As of July 31, 2022, future maturities of lease liabilities due under lease agreements was as follows:

2023	$63,717
Less imputed interest	(2,171)
Total operating lease liabilities	$61,546

Litigation

From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of business. The Company does not believe that the outcome of those matters will have a material adverse effect to the financial position, operating results or cash flows. However, there can be no assurance such legal proceedings will not have a material impact.

The Company is not aware of any material claims outstanding or pending against the Company as of July 31, 2022.

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

The royalty obligation has a first secured interest and pledge on the covered technology (as defined in the Technology Agreement but essentially the intellectual property of the MyoVista device) in priority to the debt holders of the $1.5M Notes and $1M Loan and Security Agreement as discussed further in Note 4.

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

In December 2015, the Company entered into an agreement with The University Court of The University of Glasgow ("Glasgow") for the license of the Glasgow algorithm interpretive analysis for the conventional ECG trace. As part of that agreement, the Company was required to make royalty payments, based upon MyoVista device unit sales dependent on sale volumes per year, and subject to minimum annual fees. To date, such amounts have been expensed to research and development as the Glasgow algorithm is an essential part of the device development as part of the submission for FDA clearance of the MyoVista device. In 2020, the Company entered into discussions with Glasgow on varying the agreement in light of the fact that prior to FDA clearance, there was no expectation of significant sales volumes. As a result of those discussions, the Company was issued credit memos from Glasgow which were applied to accrued royalty payments and required minimum annual fees. The parties are currently in discussion on a revised agreement.

Note 9. Related Parties

Kyngstone Limited (“Kyngstone”), a company incorporated in the United Kingdom in which our Chairman and CEO is a director and controlling shareholder, previously provided advisory services to the Company in the normal course of business. For the three months ended July 31, 2022, there were no expenditures with Kyngstone and for the three months ended July 31, 2021, the Company recorded expenditures of $25,000.

See Note 4 for details regarding related party debt held with shareholders, board members, and Company directors.

Note 10. Subsequent Events

The Company has evaluated subsequent events after the balance sheet date of July 31, 2022, through the date of filing. Please refer to Notes 4 and 5 regarding the Bridge Warrant Amendment, the adjustment to the conversion price of the Series C convertible preferred stock, and conversions of Series C convertible preferred stock that occurred after July 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our unaudited financial statements and the notes presented herein included in this Quarterly Report on Form 10-Q and the audited financial statements and the related notes set forth in our 2022 Annual Report on Form 10-K. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Cautionary Note Regarding Forward-Looking Statements” and under “Risk Factors” as identified under Part 1, Item 1A of our 2022 Annual Report on Form 10-K .

Overview

We are a medical technology company focused on applying innovative AI-based technology to an ECG (also known as an EKG) to expand and improve an ECG’s clinical usefulness. Our objective is to make an ECG a far more valuable cardiac screening tool, particularly in frontline or point-of-care clinical settings. HeartSciences’ first product candidate for FDA clearance, the MyoVista wavECG, or the MyoVista, is a resting 12-lead ECG that is also designed to provide diagnostic information related to cardiac dysfunction which has traditionally only been available through the use of cardiac imaging. The MyoVista also provides conventional ECG information in the same test. Our business model, which involves the use of the MyoVista device and consumables for each test, is expected to be “razor-razorblade” as the electrodes used with the MyoVista are proprietary to HeartSciences, and new electrodes are required for every test performed. As of September 12, 2022, we had 12 full-time employees.

Our device is not cleared for marketing by the FDA and our future success is dependent upon receiving FDA De Novo clearance for the MyoVista. Additional funding may be required in order to achieve FDA clearance for the MyoVista and, if clearance is achieved, would then be required to support the sales launch of the MyoVista into the U.S., provide working capital and support further research and development, or R&D.

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

We are using the funding from the IPO to continue our work towards FDA resubmission and clearance. Although our current aim is to achieve FDA clearance, which would allow us to market the MyoVista in the U.S., with the net proceeds of the IPO, there is no assurance that this will be the case. Additional funding will be required to support the sales launch of the MyoVista into the U.S., provide working capital and support further R&D. Our independent registered public accounting firm has issued an opinion on our audited financial statements included on our 2022 Annual Report on Form 10-K that contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern because we have experienced recurring losses, negative cash flows from operations, and have a working capital deficiency. These events and conditions indicate that a material uncertainty exists that may cast significant doubt on our ability to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

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

Other Income (Expense), Net

Other income (expense), net primarily consists of forgiveness of loans issued under the CARES Act.

The following table summarizes our results of operations for the periods presented on our statement of operations data.

	Three Months Ended July 31,
	2022	2021	$ Change	% Change
	(In thousands, except percentages, unaudited)
Revenue	$3	$7	$(4)	(57)%
Cost of sales	2	6	(4)	(65)%
Gross margin	1	2	(1)	(33)%
Operating expenses:
Research and development	434	401	33	8%
Selling, general and administrative	997	275	722	262%
Total operating expenses	1,431	676	755	112%
Loss from operations	(1,430)	(674)	(756)	112%
Interest expense	(144)	(78)	(66)	85%
Gain on extinguishment of debt	—	250	(250)	-100%
Other income (expense), net	(144)	173	(316)	(183)%
Net loss	$(1,574)	$(502)	$(1,072)	214%

Revenues declined from $7,000 to $3,000 during the three months ended July 31, 2022 when compared to the same periods ended July 31, 2021, a decrease of approximately 57%. Our revenues to date have been mainly generated in the establishment of distributor relationships outside the United States as part of obtaining feedback during product development and improvement. The decrease in revenue is due to our proactive reduction in new international distributor engagement in the run up to FDA submission and until we update our certificate of conformity called a CE Mark under the new European Union Medical Device Regulation regime to reflect hardware and software improvements being incorporated into the device for FDA submission.

Cost of sales for the three months ended July 31, 2022 was $2,000, compared to $6,000 in the three months ended July 31, 2021. The decrease of $4,000, or 65%, is consistent with the decrease noted in revenue above.

Research and development expenses for the three months ended July 31, 2022 were $434,000, compared to $401,000 in the three months ended July 31, 2021. The increase of $33,000, or 8%, was primarily due to the increase of $140,000 in software consulting and hardware development, when compared to the same periods ended July 31, 2021, which is consistent with work being performed for device development in preparation for a new De Novo submission, offset by approximately $81,000 in credit memos applied to previously accrued amounts which resulted from negotiations with the University of Glasgow for the use of the Glasgow algorithm license.

Selling, general, and administrative expenses for the three months ended July 31, 2022 were $997,000, compared to $275,000 in the three months ended July 31, 2021. The increase of $722,000, or 262%, was primarily due to approximately $576,000 for preparatory expenses for, or on-going expenses associated with, being a public company including investor and public relations, SEC reporting, accounting and legal, insurance, and stock registrar expenses and an approximately $146,000 increase in stock compensation due to the vesting of options when compared to the same periods ended July 31, 2021.

Interest expense for the three months ended July 31, 2022 was $144,000, compared to $78,000 in the three months ended July 31, 2021. The increase of $66,000, or 85%, was primarily due to interest and debt service amortization related to the Bridge Notes for approximately half of the quarter ended July 31, 2022. All of the Bridge Notes and accrued interest were converted to equity upon consummation of the IPO in June 2022.

Liquidity and Capital Resources

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

As of July 31, 2022, we had approximately $4.3 million of cash, an increase of $3.3 million from $918,000 as of April 30, 2022.

On June 17, 2022, we completed our IPO which consisted of the sale of 1,500,000 Units, with each Unit consisting of one share of Common Stock, and one IPO Warrant to purchase one share of Common Stock at a combined public offering price of $4.25 per Unit. We received approximately $5.2 million in net proceeds from the IPO after deducting the underwriting discount and commission and other IPO expenses payable by the Company of approximately $1.2 million. As of September 9, 2022, we have used approximately $1.5 million of the net proceeds from the IPO for costs directly related to achieving FDA clearance for the MyoVista device, to pay accrued and unpaid interest under the $1M Loan and Security Agreement, and for working capital and general corporate purposes including personnel costs, capital expenditures and the costs of operating as a public company. We intend to use the remaining net proceeds from the IPO for costs directly related to achieving FDA clearance and for working capital and general corporate purposes.

The table below presents our cash flows for the periods indicated:

	Three Months Ended July 31,
U.S. dollars, in thousands	2022	2021
	(Unaudited)
Net cash used in operating activities	$(1,812)	$(717)
Net cash (used in) provided by investing activities	$(7)	$—
Net cash provided by financing activities	$5,173	$—
Net change in cash and cash equivalents during the period	$3,354	$(717)

Operating Activities

Net cash used by our operating activities of $1.9 million during the three months ended July 31, 2022 is primarily due to our net loss of $1.6 million plus $214,000 in non-cash expenses less $492,000 of net changes in operating assets and liabilities.

Net cash used by our operating activities of $717,000 during the three months ended July 31, 2021 is primarily due to our net loss of $502,000 less $240,000 in non-cash expenses plus $24,000 of net changes in operating assets and liabilities.

Financing Activities

Net cash provided by financing activities of $5.2 million during the three months ended July 31, 2022 is primarily from the issuance of common stock in the IPO.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our 2022 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required to be provided by a smaller reporting company.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company's disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based upon the most recent evaluation of internal controls over financial reporting, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) determined that our disclosure controls and procedures were not effective as of July 31, 2022 as a result of identified material weaknesses in our internal control over financial reporting. The material weaknesses identified include (i) we did not maintain sufficient U.S. GAAP and SEC accounting resources commensurate with those required of a public company; (ii) we did not employ month-end financial reporting controls, which prevented timely production of accurate monthly financial reports; (iii) we did not employ proper independent review of monthly financial reports to verify that such reports are accurate and reconciled properly to the supporting documentation schedules; and (iv) we did not have strong accounting consideration and analysis over equity accounts and inventory valuation. We have begun implementation of a plan to remediate these material weaknesses. These remediation measures are ongoing and include hiring additional accounting and financial reporting personnel and implementing additional policies, procedures, and controls.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended July 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

For a discussion of risk factors, please refer to Item 1A of our 2022 Annual Report on Form 10-K. There have been no material changes to the risk factors contained in Item 1A of our 2022 Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of equity securities sold during the period covered by this Quarterly Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Formation of Heart Test Laboratories, Inc. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed May 17, 2022)
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

4.1	Representative’s Warrant Agreement issued June 17, 2022 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 23, 2022)
4.2

Warrant Agent Agreement dated June 17, 2022 between Heart Test Laboratories, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed June 23, 2022)

4.3	Form of Certificated Warrant (incorporated by reference to Exhibit 4.10 to Amendment No. 2 to our Registration Statement on Form S-1 filed June 10, 2022)
4.4	Amendment No. 1 to Warrant to Purchase Common Stock, dated September 8, 2022 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed September 9, 2022)
10.1	Form of Amendment No. 3 to the $1M Loan and Security Agreement, dated May 2022 (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1 filed May 17, 2022)
10.2

Form of Amendment No. 2 to the Form of $1.5M Note by and among Heart Test Laboratories, Inc. and the Requisite Noteholders, dated May 2022 (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1 filed May 17, 2022)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heart Test Laboratories, Inc.

Date: September 12, 2022	By:	/s/ Andrew Simpson
	Name:	Andrew Simpson
	Title:	President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)

Date: September 12, 2022	By:	/s/ Danielle Watson
	Name:	Danielle Watson
	Title:	Chie Financial Officer and Treasurer (Principal Financial and Accounting Officer)