Form 10-Q
period 2022-10-31
Heart Test Laboratories, Inc.
filed 2022-12-15
CIK 1468492

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

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

As of December 15, 2022, the registrant had 8,210,503 shares of common stock outstanding.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “HeartSciences,” the “Company,” “we,” “us” and “our” refer to Heart Test Laboratories, Inc. References to "Fiscal 2023" refer to the 12 months ending April 30, 2023 and references to "Fiscal 2022" refer to the 12 months ended April 30, 2022.

i

HEART TEST LABORATORIES, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Heart Test Laboratories, Inc.

Condensed Balance Sheets

	October 31,	April 30,
	2022	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,075,966	$918,260
Accounts receivable	—	2,321
Inventory	677,669	674,139
Prepaid expenses	333,010	49,383
Other current assets	40,374	40,374
Deferred offering costs	—	246,400
Total current assets	4,127,019	1,930,877

Property and equipment, net	64,057	70,035
Right-of-use assets, net	579,649	88,535
TOTAL ASSETS	$4,770,725	$2,089,447

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$795,266	$694,745
Accrued expenses	890,654	1,053,636
Operating lease liabilities, current portion	31,232	90,968
Current portion of notes payable	1,130,000	1,630,000
Other current liabilities	291,670	1,220
Total current liabilities	3,138,822	3,470,569

LONG-TERM LIABILITIES
Notes payable	—	4,441,807
Accrued expenses	—	232,868
Operating lease liabilities, long-term portion	549,227	—
Total long-term liabilities	549,227	4,674,675
TOTAL LIABILITIES	3,688,049	8,145,244

COMMITMENTS AND CONTINGENCIES (NOTE 2, 5, and 8)
STOCKHOLDERS EQUITY (DEFICIT)
Series A, B, and C convertible preferred stock, $0.001 par value, 20,000,000 shares authorized and 620,000 designated; 403,228 shares issued and outstanding as of October 31, 2022 and 483,265 shares issued and outstanding as of April 30, 2022.	403	483
Common stock, $0.001 par value, 500,000,000 shares authorized; 8,210,503 shares issued and outstanding as of October 31, 2022 and 3,323,942 shares issued and outstanding as of April 30, 2022.	8,210	3,323
Additional paid-in capital	58,856,785	48,343,305
Accumulated deficit	(57,782,722)	(54,402,908)
TOTAL STOCKHOLDERS EQUITY (DEFICIT)	1,082,676	(6,055,797)
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$4,770,725	$2,089,447

The accompanying notes are an integral part of these condensed unaudited financial statements.

Heart Test Laboratories, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended October 31,		Six months ended October 31,
	2022	2021	2022	2021

Revenue	$—	$—	$3,200	$7,484

Cost of sales	—	—	2,036	5,756

Gross margin	—	—	1,164	1,728

Operating expenses:
Research and development	848,976	545,773	1,283,174	946,887
Selling, general and administrative	925,929	411,083	1,922,992	686,143
Total operating expenses	1,774,905	956,856	3,206,166	1,633,030

Loss from operations	(1,774,905)	(956,856)	(3,205,002)	(1,631,302)

Other income (expense)
Interest expense	(32,805)	(77,914)	(176,412)	(155,519)
Gain on extinguishment of debt	—	—	—	250,200
Other income	1,199	—	1,600	—
Total other (expense) income	(31,606)	(77,914)	(174,812)	94,681

Net loss	$(1,806,511)	$(1,034,770)	$(3,379,814)	$(1,536,621)

Net loss per share, basic and diluted	$(0.22)	$(0.31)	$(0.49)	$(0.46)

Weighted average common shares outstanding, basic and diluted	8,210,497	3,313,841	6,934,872	3,313,841

The accompanying notes are an integral part of these condensed unaudited financial statements.

Heart Test Laboratories, Inc.

Condensed Statements of Stockholders' Equity (Deficit) (Unaudited)

Three Month Periods Ended October 31, 2022 and 2021

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Total Convertible Preferred	Common Stock		Additional Paid-in	Accumulated	Total Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Shares	Amount	Capital	Deficit	Deficit

BALANCE AT JULY 31, 2022	—	$—	—	$—	412,589	$413	$413	8,174,375	$8,173	$58,854,894	$(55,976,211)	$2,887,269

Common stock issued upon conversion of Series C Convertible Preferred Stock	—	—	—	—	(9,361)	(10)	(10)	36,128	37	(27)	—	—

Stock based compensation - management & other employees	—	—	—	—	—	—	—	—	—	1,918	—	1,918

Net loss	—	—	—	—	—	—	—	—	—	—	(1,806,511)	(1,806,511)

BALANCE AT OCTOBER 31, 2022	—	$—	—	$—	403,228	$403	$403	8,210,503	$8,210	$58,856,785	$(57,782,722)	$1,082,676

BALANCE AT JULY 31, 2021	10,000	$10	10,000	$10	463,265	$463	$483	3,313,841	$3,313	$47,664,454	$(50,076,499)	$(2,408,249)

Stock based compensation - management & other employees	—	—	—	—	—	—	—	—	—	834	—	834

Net loss	—	—	—	—	—	—	—	—	—	—	(1,034,770)	(1,034,770)

BALANCE AT OCTOBER 31, 2021	10,000	$10	10,000	$10	463,265	$463	483	3,313,841	$3,313	$47,665,288	$(51,111,269)	$(3,442,185)

The accompanying notes are an integral part of these condensed unaudited financial statements.

Heart Test Laboratories, Inc.

Condensed Statements of Stockholders' Equity (Deficit) (Unaudited)

Six Month Periods Ended October 31, 2022 and 2021

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Total Convertible Preferred	Common Stock		Additional Paid-in	Accumulated	Total Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Shares	Amount	Capital	Deficit	Deficit

BALANCE AT APRIL 30, 2022	10,000	$10	10,000	$10	463,265	$463	$483	3,323,942	$3,323	$48,343,305	$(54,402,908)	$(6,055,797)

Sale of common stock and warrants, net of fees	—	—	—	—	—	—	—	1,500,000	1,500	5,193,240	—	5,194,740

Common stock issued upon conversion of $1.5M Notes	—	—	—	—	—	—	—	909,071	909	1,499,091	—	1,500,000

Common stock issued upon conversion of Bridge Notes and accrued interest	—	—	—	—	—	—	—	1,544,114	1,544	3,617,160	—	3,618,704

Common stock issued upon conversion of Series A and B Convertible Preferred Stock	(10,000)	(10)	(10,000)	(10)	—	—	(20)	703,290	703	(683)	—	—

Common stock issued upon conversion of Series C Convertible Preferred Stock	—	—	—	—	(60,037)	(60)	(60)	230,086	231	(171)	—	—

Stock based compensation - management & other employees	—	—	—	—	—	—	—	—	—	147,640	—	147,640

Warrants issued to non-employees	—	—	—	—	—	—	—	—	—	57,203	—	57,203

Net loss	—	—	—	—	—	—	—	—	—	—	(3,379,814)	(3,379,814)

BALANCE AT OCTOBER 31, 2022	—	$—	—	$—	403,228	$403	$403	8,210,503	$8,210	$58,856,785	$(57,782,722)	$1,082,676

BALANCE AT APRIL 30, 2021	10,000	$10	10,000	$10	463,265	$463	$483	3,313,841	$3,313	$47,661,262	$(49,574,648)	$(1,909,590)

Stock based compensation - management & other employees	—	—	—	—	—	—	—	—	—	2,417	—	2,417

Warrants issued to non-employees	—	—	—	—	—	—	—	—	—	1,609	—	1,609

Net loss	—	—	—	—	—	—	—	—	—	—	(1,536,621)	(1,536,621)

BALANCE AT OCTOBER 31, 2021	10,000	$10	10,000	$10	463,265	$463	483	3,313,841	$3,313	$47,665,288	$(51,111,269)	$(3,442,185)

The accompanying notes are an integral part of these condensed unaudited financial statements

Heart Test Laboratories, Inc.

Statements of Cash Flows

(Unaudited)

	Six months ended October 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,379,814)	$(1,536,621)
Adjustments to reconcile net loss to net cash used in operating activities

Depreciation	13,225	13,574
Amortization of debt discounts and deferred financing costs	61,381	—
Stock-based compensation	147,640	2,417
Warrants issued to non-employees	—	1,609
Gain on settled accounts payable	(81,200)	—
Gain on extinguishment of debt	—	(250,200)

Changes in current assets and liabilities:
Accounts receivable	2,321	—
Inventory	(3,530)	57,057
Prepaid and other current assets	160,388	(61,501)
Deferred offering costs	236,353	—
Accounts payable	181,721	90,512
Accrued liabilities	(230,334)	197,609
Net cash used in operating activities	(2,891,849)	(1,485,544)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,247)	(1,932)
Net cash used in investing activities	(7,247)	(1,932)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock in IPO, net of fees	5,194,740	—
Issuance of warrants in IPO	17,250	—
Proceeds from shareholder note	—	500,000
Proceeds from issuance of bridge convertible notes, net of discount	—	641,000
Deferred financing costs	—	(6,626)
Principal repayments of finance lease obligations	(155,188)	—
Net cash provided by investing activities	5,056,802	1,134,374

Net change in cash and cash equivalents during the period	2,157,706	(353,102)
Cash and cash equivalents, beginning of period	918,260	723,481
Cash and cash equivalents, end of period	$3,075,966	$370,379

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Issuance of common stock for $1.5M Note conversions	$1,500,000	$—
Issuance of common stock for Bridge Note and accrued interest conversions	$3,618,704	$—
Issuance of common stock for Series A and B Preferred conversions	$703
Issuance of common stock for Series C Preferred conversions	$231	$—
Warrants issued as underwriter compensation	$39,953
Financed insurance premiums	$445,638	$—
Operating lease assets obtained in exchange for lease obligations	$549,227	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

Heart Test Laboratories, Inc.

Notes to Condensed Unaudited Financial Statements

Note 1. Basis of Presentation

Heart Test Laboratories, Inc. d/b/a HeartSciences (“HeartSciences” or the "Company") is a medical technology company specializing in cardiovascular diagnostic technology. The Company is a Texas corporation and is headquartered in Southlake, Texas.

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

The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. As of October 31, 2022 and April 30, 2022, the Company had an accumulated deficit of $57.8 and $54.4 million, respectively. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

In June 2022, the Company raised approximately $5.2 million in net proceeds from the completion of the initial public offering (the "IPO") (see Note 5). The Company’s forecasts and cashflow projections indicate that current resources would be insufficient to support operations significantly beyond the second calendar quarter of 2023 and repay the promissory notes issued pursuant to the $1M Loan and Security Agreement (the "$1M Notes") as they fall due in September 2023 (see Note 4 for a description of the $1M Loan and Security Agreement). Additionally, the FDA can delay, limit or deny clearance of a medical device for many reasons outside the Company’s control which may involve substantial unforeseen costs.

Management’s plans include raising capital through the sale of additional equity securities, debt or capital inflows from strategic partnerships. Management can provide no assurance that such financing or strategic relationships will be available on acceptable terms, or at all, which would likely have a material adverse effect on the Company and its financial statements.

The condensed unaudited financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period.

In March 2020, the World Health Organization declared a pandemic related to the coronavirus (COVID-19) outbreak, which led to a global health emergency and market disruptions. The full impact of COVID-19 remains uncertain, and the related health crisis adversely affected and may continue to adversely affect the global economy. While the extent of these disruptions have eased, the risk continues as new variants are being discovered, which may continue to negatively impact the Company’s results of operations and liquidity.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP") and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commissions ("SEC") and have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. In the opinion of management, the unaudited interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results of operations for the periods presented. The interim operating results are not necessarily indicative of results that may be expected for any subsequent period. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the 2022 Annual Report on Form 10-K.

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

Inventory

All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis. Selling, general, and administrative expenses are not inventoried, but are charged to expense when incurred. The following is a summary of the Company’s inventories at October 31, 2022 and April 30, 2022:

	October 31,	April 30,
	2022	2022
Raw materials	$359,965	$359,965
Sub-assemblies	348,746	345,217
Work in progress	21,741	21,741
Finished goods	28,663	28,662
Reserve for obsolescence	(81,446)	(81,446)
Total Inventory	$677,669	$674,139

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

The following is a summary of the Company’s property and equipment at October 31, 2022 and April 30, 2022:

	October 31,	April 30,
	2022	2022
Equipment	$386,859	$379,612
Furniture & fixtures	102,563	102,563
Leasehold improvements	32,812	32,812
Total	522,234	514,987
Less: Accumulated depreciation	(458,177)	(444,952)
Property and equipment, net	$64,057	$70,035

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

The Company did not recognize material revenues during the three and six-month periods ended October 31, 2022 or 2021. The Company's revenues do not require significant estimates or judgements. The Company is not party to contracts that include multiple performance obligations or material variable consideration. As of October 31, 2022 and April 30, 2022, the Company did not have any contract assets or liabilities from contracts with customers and there were no remaining performance obligations that the Company had not satisfied.

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

Based on its analysis, management has determined that it has not incurred any liability for unrecognized tax benefits as of October 31, 2022 and April 30, 2022.

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

Note 4. Debt

Debt consists of the following:

	October 31,	April 30,
	2022	2022
$130,000 unsecured drawdown convertible promissory note ("$130K Note")	$130,000	$130,000
$1.5 million secured convertible promissory notes ("$1.5M Notes")	—	1,500,000
$1M Notes	1,000,000	1,000,000
Bridge convertible notes, net of discounts and deferred financing costs	—	3,441,807
	1,130,000	6,071,807
Less: current maturities	(1,130,000)	(1,630,000)
Notes payable, long-term	$—	$4,441,807

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

As of October 31, 2022 and April 30, 2022, accrued interest was approximately $171,000 and $229,000, respectively, and is included in accrued expenses in the accompanying condensed balance sheets.

$1.5M Secured Convertible Promissory Notes

In December 2020, the Board of Directors approved the offering of a series of secured convertible promissory notes in the amount of $1,500,000 (“$1.5M Notes”). The $1.5M Notes were sold as a series to a number of different investors with $1,490,000 of the notes being sold to shareholders of the Company of which members of the Board of Directors of the Company subscribed for $30,000. The notes had an original maturity of July 31, 2022 and were subsequently amended on November 2, 2021, extending maturity to October 31, 2022. The entire amount of the $1.5M Notes converted upon the IPO into 909,071 shares of common stock at a conversion price of $1.65 (Note 5). In accordance with their terms no interest was payable as the notes converted prior to maturity.

2021 Bridge Securities

In December 2021 the Board approved the sale of Senior Subordinated Convertible Loan Notes (the "Bridge Notes”) and associated warrants (the “Bridge Warrants”), together the “2021 Bridge Securities”. The Company sold $4,695,555 principal value of the Bridge Notes which were issued with a 10% original issue discount (OID), and accrued interest at 8% per annum and had a maturity date of December 22, 2024. In accordance with their terms, the entire amount of the Bridge Notes, including $165,516 of accrued interest, converted upon the IPO into 1,606,027 shares of common stock at a conversion price of $2.89 and Pre-Funded Warrants to acquire 77,443 shares of common stock at an exercise price of $0.0001 per share (see Note 5). The Bridge Warrants have a 5-year term from their date of issuance and, in accordance with their terms following the IPO, had the right to purchase 1,365,960 shares of common stock at an exercise price of $5.16 per share. The exercise price of the Bridge Warrants is subject to full ratchet downward adjustment for 18-months following the IPO in the event of an issuance of common stock (or issuance of convertible securities or options at a lower price conversion/exercise price) than the then exercise price. Upon a lowering of the exercise price the holder will be entitled to exercise the Bridge Warrants so the new exercise price multiplied by the number of shares of common stock purchased is 150% of the principal amount of the 2021 Bridge Notes purchased.

Subsequent to the IPO, pursuant to provisions in the Bridge Notes limiting the number of shares of common stock into which the Bridge Notes were convertible, 61,913 shares of common stock into which the Bridge Notes converted were issued and were cancelled and deemed null and void, ab initio, from the time of the conversion and issuance and a Pre-Funded Warrant to purchase an additional 61,913 shares of common stock was issued. The Pre-Funded Warrants have substantially the same terms as the Bridge Warrants except that the exercise price is $0.0001 per share. On September 8, 2022, the Company entered into a written amendment to the Bridge Warrants, referred to as the Bridge Warrant Amendment, with the lead investor in the private placement of the 2021 Bridge Securities. The Bridge Warrant Amendment amended the terms of the Bridge Warrants to make them more consistent with the terms of the IPO Warrants (see Note 5).

Paycheck Protection Program Loans

On January 25, 2021, the Company received loan proceeds in the amount of $250,200 under the Paycheck Protection Program (“PPP”) which was established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provided for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. Following the PPP guidelines, the Company filed for loan forgiveness in May 2021 and in June 2021, the Small Business Administration approved the filing and forgave the loan. The forgiveness of the PPP loan is recorded in gain on extinguishment of debt in the statement of operations as of the period ended October 31, 2021.

Note 5. Stockholders’ Equity (Deficit)

Preferred Stock

In the six months ended October 31, 2022 and year ended April 30, 2022, there were no issuances of convertible preferred stock by the Company.

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

Series C Convertible Preferred Stock

The Company authorized 20,000,000 shares of preferred stock with a par value of $0.001 per share of which 600,000 have been designated as Series C convertible preferred stock and have a liquidation preference to common stock. The Series C convertible preferred stock was originally issued at $25.00 per share. An amendment to, or waiver of rights in the Series C certificate of designation requires the approval of holders of a majority of the outstanding shares of Series C convertible preferred stock and FRV (so long as FRV owns any at least 71,000 shares of Series C convertible preferred stock).

At October 31, 2022 and April 30, 2022, there were 403,228 and 463,265 shares of Series C convertible preferred stock outstanding, respectively.

Holders of the Series C convertible preferred stock are entitled to receive dividends at an annual rate of $1.50 per share of Series C convertible preferred stock, shall accrue and are payable out of funds legally available, are payable only when and if declared by the board of directors, and are noncumulative. No dividends have been declared to date. The holders of the shares of Series C convertible preferred stock have voting rights equal to an equivalent number of shares of common stock into which it is convertible and vote together as one class with common stock.

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

For the six-month period ending October 31, 2022, 60,037 shares of Series C convertible preferred stock converted into 230,086 shares of common stock at a conversion ratio of 3.8274 shares of common stock for each share of Series C convertible preferred stock.

At October 31, 2022, the Series C convertible preferred stock were convertible into 1,603,338 shares of common stock at a conversion price of $6.29 per share.

Common Stock

The Company’s Certificate of Formation, as amended, authorizes 500,000,000 shares of common stock with a par value of $0.001 per share. As of October 31, 2022 and April 30, 2022, the Company had issued 8,210,503 and 3,323,942 shares of common stock, respectively.

During the six months ended October 31, 2022, the Company issued 4,886,561 shares of common stock, as set forth in the below table:

Number of Shares
Issuance of common stock in IPO	1,500,000
Conversion of $1.5M notes to common stock (see Note 4)	909,071
Conversion of Bridge Notes and accrued interest to common stock (see Note 4)	1,544,114
Conversion of Series A convertible preferred stock to common stock	703,290
Conversion of Series C convertible preferred stock to common stock	230,086
Issued during the six months ended October 31, 2022	4,886,561

Summary table of common stock share transactions:
Balance at April 30, 2022	3,323,942
Issued in Fiscal 2023	4,886,561
Balance at October 31, 2022	8,210,503

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

The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the board of directors, subject to the rights of holders of series of convertible preferred stock outstanding. No dividends were declared as of or through the six months ended October 31, 2022 and the year ended April 30, 2022.

Common Stock Warrants

The Company has issued warrants to investors in connection with funding or for services rendered and these warrants are convertible into a number of shares of the Company’s common stock for a period of 5 years from the date of issuance.

The following is a summary of warrant activity during the six months ended October 31, 2022:

	Warrants Outstanding and Exercisable	Exercise Price Per Share	Weighted Average Strike Price per Share
Balance, April 30, 2022	1,442,401	$3.47-$15.18	$9.00
Issued	3,652,826	$0.0001-$4.25	$4.09
Cancelled	(1,365,960)	$5.16	$5.16
Balance, October 31, 2022	3,729,267	$0.0001-$15.18	$4.15

Bridge Warrants and Pre-Funded Warrants

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

Upon consummation of the IPO, pursuant to the terms of the Bridge Warrants, the holders of the Bridge Warrants became entitled to purchase a total of 1,365,960 shares of common stock at an exercise price of $5.16 per share, subject to antidilution provisions with respect to the number of shares issuable upon exercise and full ratchet price protection on the exercise price whenever the Company issues shares of common stock for consideration per share less than the exercise price then in effect. On September 8, 2022, the Company entered into a written amendment to the Bridge Warrants with the lead investor in the private placement of the 2021 Bridge Securities. The amendment simplified the Bridge Warrants and made their terms more consistent with the IPO Warrants. As a result of the amendment:

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

Following the Bridge Warrant Amendment, the Company cancelled 1,365,960 warrants that were issued previously to purchase common stock and re-issued 1,683,470 warrants to purchase shares of common stock per the terms of the amendment.

IPO Warrants and Underwriter's Warrants

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

The following is a summary of service-based stock option activity during the six months ended October 31, 2022:

	Number of Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Outstanding - April 30, 2022	254,215	$11.79	4.6
Options forfeited	(2,273)	1.16	—
Outstanding - October 31, 2022	251,942	$11.89	4.1

Non-vested at October 31, 2022	4,672	$3.22	9.1
Vested at October 31, 2022	247,270	$12.05	4.0

The following is a summary of performance-based stock option activity during the six months ended October 31, 2022:

	Number of Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Outstanding - April 30, 2022	581,768	$5.16	7.8
Options forfeited	(1,515)	3.47	—
Outstanding - October 31, 2022	580,253	$5.16	7.3

Non-vested at October 31, 2022	432,665	$5.57	7.3
Vested at October 31, 2022	147,588	$3.97	7.3

As of October 31, 2022, there was approximately $5,200 of unrecognized compensation costs related to non-vested service-based common stock options and approximately $1,699,000 of unrecognized compensation costs related to non-vested performance-based common stock options.

Note 7. Income Taxes

The tax effects of temporary differences and carry-forwards that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	October 31,	April 30,
	2022	2022
Deferred tax assets (liabilities):

Net operating loss carryforwards	$9,058,133	$8,387,881
Start-up costs	985,539	1,036,080
Stock option and warrant payments	450,050	423,624
Accumulated depreciation	(2,782)	(2,668)
Research and development credits	255,600	255,600
Research and development warrants	21,488	21,488
Total deferred tax assets, net	10,768,028	10,122,005
Valuation Allowance	(10,768,028)	(10,122,005)
Net Deferred Tax Assets	$—	$—

For the six months ended October 31, 2022 and the year ended April 30, 2022, the Company’s cumulative net operating loss for federal income tax purposes was approximately $43 million and $39 million, respectively. The net operating loss, subject to limitations, may be available in future tax years to offset taxable income. The net operating loss carry-forward will begin to expire in year 2028.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and therefore, a full valuation allowance has been recorded at October 31, 2022 and April 30, 2022.

Note 8. Commitments and Contingencies

Operating Leases

The Company has a long-term operating lease for office, industrial, and laboratory space which was entered into in May 2017. On September 27, 2022, the Company entered into the First Amendment to Lease (the "Lease Amendment"), which amended the Lease Agreement to document the exercise of its option to extend the term of the lease for an additional 64 months, commencing February 1, 2023, and expiring on May 31, 2028 (the "Extension Term"). Pursuant to the amendment, the Company will pay initial monthly payments of $13,129, beginning February 2023, subject to 3% annual increases. The Company will receive a four-month rent concession at the start of the lease extension period on February 1, 2023. The lease also provides for allowances for tenant improvements which may be credited to rent within the first twelve-months of the Extension Term. As a result of this amendment, the Company recognized an additional right-of-use asset and corresponding lease liability of $549,227. The right-of-use asset and liability recognized equals the present value of the remaining payments due under the amended lease.

Rent expense for the three and six months ended October 31, 2022 was $44,794 and $85,564, respectively, compared to $44,865 and $89,729, respectively, for the comparable periods in 2021.

The Company records right-of-use assets and liabilities at the present value of the fixed lease payments over the term at the commencement date. The Company uses its incremental borrowing rate of 12% to determine the present value of the lease as the rate implicit in the lease is typically not readily available.

Information related to the Company’s right-of-use assets and lease liabilities consist of the following:

October 31,
2022
Right-of-use assets	$579,649

Lease liabilities, current	31,232
Lease liabilities, net of current portion	549,227
Total lease liabilities	$580,459

Weighted average remaining term (in years)	0.5
Weighted average discount rate	12%

As of October 31, 2022, future maturities of lease liabilities due under lease agreements for the fiscal year ended are as follows:

April 30, 2023	$31,859
April 30, 2024	98,053
April 30, 2025	161,164
April 30, 2026	165,190
April 30, 2027	169,307
Thereafter	188,052
Less imputed interest	(233,166)
Total operating lease liabilities	$580,459

Litigation

From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of business. The Company does not believe that the outcome of those matters will have a material adverse effect to the financial position, operating results or cash flows. However, there can be no assurance such legal proceedings will not have a material impact.

The Company is not aware of any material claims outstanding or pending against the Company as of October 31, 2022.

Royalty Agreements

In 2013, the Company entered into an agreement (“Technology Agreement”) with its founder, conveying ownership of all intellectual property and rights to the Company. As part of that agreement, the Company will make royalty payments, based upon paid MyoVista device unit sales, as follows:

a)
$500 on each of the first 2,400 MyoVista devices; and
b)
$200 on each MyoVista device thereafter until royalties total $3,500,000.

The royalty obligation has a first priority security interest and pledge on the covered technology (as defined in the Technology Agreement, which essentially is comprised of the intellectual property of the MyoVista device) in priority to the debt holders of the $1.5M Notes and $1M Loan and Security Agreement as discussed further in Note 4.

Upon (i) the aggregate payment of $3,000,000 of royalties; (ii) the common stock becoming publicly listed with a closing quoted share price of $68.75 per share or more; or (iii) receipt by the Company of a bona fide offer valuing the common stock at $68.75 or more, then the secured interest and pledge shall be released.

In the event of a bankruptcy of the Company, any balance of the $3,500,000 royalty not paid at that point would accelerate and become an immediately due debt obligation of the Company with the benefit of the secured interest and pledge (if it remained at such time).

In December 2015, the Company entered into an agreement with The University Court of The University of Glasgow ("Glasgow") for the license of the Glasgow algorithm interpretive analysis for the conventional ECG trace. As part of that agreement, the Company was required to make royalty payments, based upon MyoVista device unit sales dependent on sale volumes per year, and subject to minimum annual fees. To date, such amounts have been expensed to research and development as the Glasgow algorithm is an essential part of the device development as part of the submission for FDA clearance of the MyoVista device. In 2022, the Company entered into discussions with Glasgow on varying the agreement in light of the fact that prior to FDA clearance, there was no expectation of significant sales volumes. As a result of those discussions, the Company was issued credit memos from Glasgow which were applied to accrued royalty payments and required minimum annual fees. The parties are currently in discussion on a revised agreement.

Note 9. Related Parties

Kyngstone Limited (“Kyngstone”), a company incorporated in the United Kingdom in which our Chairman and CEO is a director and controlling shareholder, previously provided advisory services to the Company in the normal course of business. For the three and six-month period ended October 31, 2022, there were no expenses paid to Kyngstone and for the three and six-month period ended October 31, 2021, the Company recorded expenditures of $25,000 and $50,000, respectively, for payments to Kyngstone.

See Note 4 for details regarding related party debt held with shareholders and Company directors.

Note 10. Subsequent Events

The Company has evaluated subsequent events after the balance sheet date of October 31, 2022, through the date of filing.

On November 29, 2022, we entered into a multi-year Collaboration Agreement with Rutgers, The State University, to develop AI-based ECG algorithms for new or improved ECG indications.

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

Overview

We are a medical technology company focused on applying innovative AI-based technology to an ECG (also known as an EKG) to expand and improve an ECG’s clinical usefulness. Our objective is to make an ECG a far more valuable cardiac screening tool, particularly in frontline or point-of-care clinical settings. HeartSciences’ first product candidate for FDA clearance, the MyoVista wavECG, or the MyoVista, is a resting 12-lead ECG that is also designed to provide diagnostic information related to cardiac dysfunction, which has traditionally only been available through the use of cardiac imaging. The MyoVista also provides conventional ECG information in the same test. Our business model, which involves the use of the MyoVista device and consumables for each test, is expected to be “razor-razorblade” as the electrodes used with the MyoVista are proprietary to HeartSciences, and new electrodes are required for every test performed. As of October 31, 2022, we had 13 full-time employees.

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

Recent Developments

Patent Assignment

In September and October 2022, we were granted two patents:

•
We were granted a patent from the United States Patent and Trademark Office ("USPTO") for ECG quantification of echocardiographic measures of diastolic function of the heart using AI methods.
•
We were also granted a patent from the European Patent Office ("EPO") covering the design of the Company's electrode and cable connectors for use with an ECG, and in the MyoVista device.

Collaboration Agreement

On November 29, 2022, we entered into a multi-year Collaboration Agreement with Rutgers, The State University, to develop AI-based ECG algorithms for new or improved ECG indications, which is expected to accelerate our product development pipeline and further expand the clinical value of an ECG for low-cost detection of heart disease.

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

Other Income (Expense), Net

Other income (expense), net primarily consists of forgiveness of loans issued under the CARES Act.

The following table summarizes our results of operations for the periods presented on our statement of operations data.

	For the three months ended October 31,				For the six months ended October 31,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(In thousands, except percentages, unaudited)
Revenue	$—	$—	$—	—%	$3	$7	$(4)	(57)%
Cost of sales	—	—	—	—%	2	6	(4)	(65)%
Gross margin	—	—	—	—%	1	2	(1)	(33)%
Operating expenses:
Research and development	849	546	303	56%	1,283	947	336	36%
Selling, general and administrative	926	411	515	125%	1,923	686	1,237	180%
Total operating expenses	1,775	957	818	85%	3,206	1,633	1,573	96%
Loss from operations	(1,775)	(957)	(818)	85%	(3,205)	(1,631)	(1,574)	96%
Interest expense	(33)	(78)	45	(58)%	(176)	(156)	(21)	13%
Gain on extinguishment of debt	—	—	—	—%	—	250	(250)	(100)%
Other income	1	—	1	—%	2	—	2	—%
Other income (expense), net	(33)	(78)	45	(58)%	(176)	95	(271)	(286)%
Net loss	$(1,808)	$(1,035)	$(773)	75%	$(3,381)	$(1,537)	$(1,845)	120%

Summary of Statements of Operations for the three and six months ended October 31, 2022 compared with the three and six months ended October 31, 2021:

We had no revenue and no cost of sales for the three months ended October 31, 2022 and the three months ended October 31, 2021. Revenues were $3,000 and cost of sales were $2,000 for the six months ended October 31, 2022, representing a decline of $4,000 in revenue, or 57%, and $4,000 in cost of sales, or 65%, when compared to the same period ended October 31, 2021. Our revenues to date have been mainly generated in the establishment of distributor relationships outside the United States as part of obtaining feedback during product development and improvement. The decrease in revenue, and related decrease in cost of sales, is due to our proactive reduction in new international distributor engagement in the run up to FDA submission and until we update our certificate of conformity, called a CE Mark, under the new European Union Medical Device Regulation regime to reflect hardware and software improvements being incorporated into the device for FDA submission.

Research and development expenses were $849,000 and $1.3 million for the three and six months ended October 31, 2022, respectively, representing an increase of $303,000, or 56%, and $336,000, or 36%, respectively, as compared to the same periods in 2021. This is primarily due an increase in software consulting and hardware development of approximately $69,000 and $206,000 for the three and six months ended October 31, 2022, respectively, and an increase in clinical trial studies of approximately $190,000 and $189,000 for the three and six months ended October 31, 2022, respectively, which is consistent with work being performed for device development and ongoing clinical validation studies in preparation for a new De Novo submission.

Selling, general, and administrative expenses were $926,000 and $1.9 million for the three and six months ended October 31, 2022, respectively, representing an increase of $515,000, or 125%, and $1.2 million, or 180%, respectively as compared to the same periods in 2021. This is primarily due to an increase of approximately $408,000 and $864,000 for the three and six months ended October 31, 2022, respectively, for preparatory expenses, or on-going expenses associated with, being a public company including investor and public relations, SEC reporting, accounting and legal, insurance, and stock registrar expenses, and an approximately $142,000 and $366,000 increase in payroll related expenses and stock compensation for the three and six months ended October 31, 2022, respectively, due to the vesting of options when compared to the same periods ended October 31, 2021.

Interest expense during the three and six months ended October 31, 2022, of $33,000 and $176,000, respectively, is related to interest on the $1M Loan and Security Agreement and interest and debt service amortization related to the Bridge Notes for approximately half of the quarter ended July 31, 2022. All of the Bridge Notes and accrued interest were converted to equity upon consummation of the IPO in June 2022.

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

As of October 31, 2022, we had approximately $3.1 million of cash, an increase of $2.2 million from $918,000 as of April 30, 2022.

On June 17, 2022, we completed our IPO, which consisted of the sale of 1,500,000 Units, with each Unit consisting of one share of Common Stock and one IPO Warrant to purchase one share of Common Stock at a combined public offering price of $4.25 per Unit. We received approximately $5.2 million in net proceeds from the IPO after deducting the underwriting discount and commission and other IPO expenses payable by the Company of approximately $1.2 million.

The table below presents our cash flows for the periods indicated:

	For the six months ended October 31,
U.S. dollars, in thousands	2022	2021
	(Unaudited)
Net cash used in operating activities	$(2,892)	$(1,486)
Net cash (used in) provided by investing activities	$(7)	$(2)
Net cash provided by financing activities	$5,057	$1,134
Net change in cash and cash equivalents during the period	$2,158	$(353)

Operating Activities

Net cash used by our operating activities of $2.9 million during the six months ended October 31, 2022 is primarily due to our net loss of $3.4 million plus $141,000 in non-cash expenses plus $347,000 of net changes in operating assets and liabilities. Net cash used by our operating activities of $1.5 million during the six months ended October 31, 2021 is primarily due to our net loss of $1.5 million less $233,000 in non-cash expenses plus $284,000 of net changes in operating assets and liabilities.

Financing Activities

Net cash provided by financing activities of $5.1 million during the six months ended October 31, 2022 is primarily from the issuance of common stock in the IPO. Net cash provided by financing activities of $1.1 million during the six months ended October 31, 2021 is primarily from the issuance of the Bridge notes and shareholder notes.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company's disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based upon the most recent evaluation of internal controls over financial reporting, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) determined that our disclosure controls and procedures were not effective as of October 31, 2022 as a result of identified material weaknesses in our internal control over financial reporting. The identified material weaknesses were as follows: (i) we did not maintain sufficient U.S. GAAP and SEC accounting resources commensurate with those required of a public company; (ii) we did not employ month-end financial reporting controls, which prevented timely production of accurate monthly financial reports; (iii) we did not employ proper independent review of monthly financial reports to verify that such reports are accurate and reconciled properly to the supporting documentation schedules; and (iv) we did not have strong accounting consideration and analysis over equity accounts and inventory valuation. We have taken and continue to take remedial steps to improve our internal controls over financial reporting, which includes hiring additional accounting and financial reporting personnel and implementing additional policies, procedures, and controls. Our management is monitoring the effectiveness of these and other processes, procedures and controls and will make any further changes deemed appropriate. Our management believes the foregoing actions will effectively remediate the material weaknesses. However, our material weaknesses will not be considered remediated until the above controls are in place for a period of time, the controls are tested, and management concludes that these controls are properly designed and operating effectively.

Changes in Internal Control Over Financial Reporting

Except as described above with respect to the remediation steps we are taking, there have been no changes in our internal control over financial reporting during the quarter ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There are no actions, suits, proceedings, inquiries or investigations before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company, threatened against or affecting the Company, our common stock, any of our officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect on the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of equity securities during the period covered by this Quarterly Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

We received approximately $5.2 million in net proceeds from our IPO after deducting the underwriting discount and commission and other IPO expenses payable by the Company of approximately $1.2 million. As of December 14, 2022, we have used approximately $2.6 million of the net proceeds from the IPO for costs directly related to achieving FDA clearance for the MyoVista device, to pay accrued and unpaid interest under the $1M Loan and Security Agreement, and for working capital and general corporate purposes including personnel costs, capital expenditures and the costs of operating as a public company. The securities offered in the IPO were registered on a Form S-1 Registration Statement (File No. 333-265024) that was declared effective on June 14, 2022.

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

Heart Test Laboratories, Inc.

Date: December 15, 2022	By:	/s/ Andrew Simpson
	Name:	Andrew Simpson
	Title:	President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)

Date: December 15, 2022	By:	/s/ Danielle Watson
	Name:	Danielle Watson
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)