Form 10-Q
period 2023-01-31
Heart Test Laboratories, Inc.
filed 2023-03-16
CIK 1468492

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

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

As of March 16, 2023, the registrant had 9,739,930 shares of Common Stock outstanding.

HEART TEST LABORATORIES, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by terminology such as “may,” “will,” “should,” “expects,” “aims,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “intends,” or “continue,” or the negative of these terms or other comparable terminology. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and those risks identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2022 filed with the Securities and Exchange Commission on July 29, 2022 ("2022 Annual Report on Form 10-K"). Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

•
our expectations regarding the use of proceeds from our initial public offering (the “IPO”) of units (the “Units”), with each Unit consisting of (a) one share of our common stock, par value $0.001 per share (“Common Stock"), and (b) a warrant (an “IPO Warrant”) to purchase one share of our Common Stock, and additional IPO Warrants through the exercise, in part, of the underwriter's over-allotment option, in the IPO in June 2022;
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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “HeartSciences”, the “Company,” “we,” “us” and “our” refer to Heart Test Laboratories, Inc. References to "Fiscal 2023" refer to the 12 months ending April 30, 2023 and references to "Fiscal 2022" refer to the 12 months ended April 30, 2022.

i

HEART TEST LABORATORIES, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Heart Test Laboratories, Inc.

Condensed Balance Sheets

	January 31,	April 30,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,930,952	$918,260
Accounts receivable	—	2,321
Inventory	676,909	674,139
Prepaid expenses	222,200	49,383
Other current assets	40,374	40,374
Deferred offering costs	—	246,400
Total current assets	2,870,435	1,930,877

Property and equipment, net	60,661	70,035
Right-of-use assets, net	549,227	88,535
TOTAL ASSETS	$3,480,323	$2,089,447

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,040,687	$694,745
Accrued expenses	644,610	1,053,636
Operating lease liabilities, current portion	—	90,968
Current portion of notes payable	130,000	1,630,000
Other current liabilities	170,133	1,220
Total current liabilities	1,985,430	3,470,569

LONG-TERM LIABILITIES
Notes payable	1,000,000	4,441,807
Accrued expenses	203,578	232,868
Operating lease liabilities, long-term portion	549,227	—
Total long-term liabilities	1,752,805	4,674,675
TOTAL LIABILITIES	3,738,235	8,145,244

COMMITMENTS AND CONTINGENCIES (NOTE 2, 5, and 8)
STOCKHOLDERS EQUITY (DEFICIT)
Series A, B, and C convertible preferred stock, $0.001 par value, 20,000,000 shares authorized and 620,000 designated; 403,228 shares issued and outstanding as of January 31, 2023 and 483,265 shares issued and outstanding as of April 30, 2022.	403	483
Common Stock, $0.001 par value, 500,000,000 shares authorized; 8,349,859 shares issued and outstanding as of January 31, 2023 and 3,323,942 shares issued and outstanding as of April 30, 2022.	8,349	3,323
Additional paid-in capital	58,858,173	48,343,305
Accumulated deficit	(59,124,837)	(54,402,908)
TOTAL STOCKHOLDERS EQUITY (DEFICIT)	(257,912)	(6,055,797)
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$3,480,323	$2,089,447

The accompanying notes are an integral part of these condensed unaudited financial statements.

Heart Test Laboratories, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2023	2022	2023	2022

Revenue	$1,950	$2,740	$5,150	$10,224

Cost of sales	760	854	2,796	6,610

Gross margin	1,190	1,886	2,354	3,614

Operating expenses:
Research and development	643,258	699,015	1,926,432	1,645,902
Selling, general and administrative	667,235	403,158	2,590,227	1,089,301
Total operating expenses	1,310,493	1,102,173	4,516,659	2,735,203

Loss from operations	(1,309,303)	(1,100,287)	(4,514,305)	(2,731,589)

Other income (expense)
Interest expense	(32,805)	(139,067)	(209,217)	(294,586)
Gain on extinguishment of debt	—	—	—	250,200
Other expense	—	851	1,593	851
Other income	(7)	—	—	—
Total other (expense) income	(32,812)	(138,216)	(207,624)	(43,535)

Net loss	$(1,342,115)	$(1,238,503)	$(4,721,929)	$(2,775,124)

Net loss per share, basic and diluted	$(0.16)	$(0.37)	$(0.64)	$(0.84)

Weighted average common shares outstanding, basic and diluted	8,240,798	3,323,503	7,371,764	3,317,208

The accompanying notes are an integral part of these condensed unaudited financial statements.

Heart Test Laboratories, Inc.

Condensed Statements of Stockholders' Equity (Deficit) (Unaudited)

Three Month Periods Ended January 31, 2023 and 2022

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Total Convertible Preferred	Common Stock		Additional Paid-in	Accumulated	Total Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Shares	Amount	Capital	Deficit	Deficit

BALANCE AT OCTOBER 31, 2022	—	$—	—	$—	403,228	$403	$403	8,210,503	$8,210	$58,856,785	$(57,782,722)	$1,082,676

Common Stock issued upon conversion of Series C Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—

Common Stock issued upon exercise of pre-funded warrants	—	—	—	—	—	—	—	139,356	139	(125)	—	14

Stock based compensation - management & other employees	—	—	—	—	—	—	—	—	—	1,513	—	1,513

Net loss	—	—	—	—	—	—	—	—	—	—	(1,342,115)	(1,342,115)

BALANCE AT JANUARY 31, 2023	—	$—	—	$—	403,228	$403	$403	8,349,859	$8,349	$58,858,173	$(59,124,837)	$(257,912)

BALANCE AT OCTOBER 31, 2021	10,000	$10	10,000	$10	463,265	$463	$483	3,313,841	$3,313	$47,665,288	$(51,111,269)	$(3,442,185)

Common Stock issued to non-employees	—	—	—	—	—	—	—	10,101	10	34,990	—	35,000
												-
Stock based compensation - management & other employees	—	—	—	—	—	—	—	—	—	80,833		80,833

Warrants issued to non-employees	—	—	—	—	—	—	—	—	—	463,058	—	463,058

Net loss	—	—	—	—	—	—	—	—	—	—	(1,238,503)	(1,238,503)

BALANCE AT JANUARY 31, 2022	10,000	$10	10,000	$10	463,265	$463	483	3,323,942	$3,323	$48,244,169	$(52,349,772)	$(4,101,797)

The accompanying notes are an integral part of these condensed unaudited financial statements.

Heart Test Laboratories, Inc.

Condensed Statements of Stockholders' Equity (Deficit) (Unaudited)

Nine Month Periods Ended January 31, 2023 and 2022

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Total Convertible Preferred	Common Stock		Additional Paid-in	Accumulated	Total Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Shares	Amount	Capital	Deficit	Deficit

BALANCE AT APRIL 30, 2022	10,000	$10	10,000	$10	463,265	$463	$483	3,323,942	$3,323	$48,343,305	$(54,402,908)	$(6,055,797)

Sale of Common Stock and warrants, net of fees	—	—	—	—	—	—	—	1,500,000	1,500	5,193,240	—	5,194,740

Common Stock issued upon conversion of $1.5M Notes	—	—	—	—	—	—	—	909,071	909	1,499,091	—	1,500,000

Common Stock issued upon conversion of Bridge Notes and accrued interest	—	—	—	—	—	—	—	1,544,114	1,544	3,617,160	—	3,618,704

Common Stock issued upon conversion of Series A and B Convertible Preferred Stock	(10,000)	(10)	(10,000)	(10)	—	—	(20)	703,290	703	(683)	—	—

Common Stock issued upon conversion of Series C Convertible Preferred Stock	—	—	—	—	(60,037)	(60)	(60)	230,086	231	(171)	—	—

Common Stock issued upon exercise of pre-funded warrants	—	—	—	—	—	—	—	139,356	139	(125)		14

Stock based compensation - management & other employees	—	—	—	—	—	—	—	—	—	149,153	—	149,153

Warrants issued to non-employees	—	—	—	—	—	—	—	—	—	57,203	—	57,203

Net loss	—	—	—	—	—	—	—	—	—	—	(4,721,929)	(4,721,929)

BALANCE AT JANUARY 31, 2023	—	$—	—	$—	403,228	$403	$403	8,349,859	$8,349	$58,858,173	$(59,124,837)	$(257,912)

BALANCE AT APRIL 30, 2021	10,000	$10	10,000	$10	463,265	$463	$483	3,313,841	$3,313	$47,661,262	$(49,574,648)	$(1,909,590)

Common Stock issued to nonemployees	—	—	—	—	—	—	—	10,101	10	34,990	—	35,000

Stock based compensation - management & other employees	—	—	—	—	—	—	—	—	—	83,250	—	83,250

Warrants issued to non-employees	—	—	—	—	—	—	—	—	—	464,667	—	464,667

Net loss	—	—	—	—	—	—	—	—	—	—	(2,775,124)	(2,775,124)

BALANCE AT JANUARY 31, 2022	10,000	$10	10,000	$10	463,265	$463	483	3,323,942	$3,323	$48,244,169	$(52,349,772)	$(4,101,797)

The accompanying notes are an integral part of these condensed unaudited financial statements

Heart Test Laboratories, Inc.

Statements of Cash Flows

(Unaudited)

	Nine months ended January 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,721,929)	$(2,775,124)
Adjustments to reconcile net loss to net cash used in operating activities

Depreciation	20,090	20,070
Amortization of debt discounts and deferred financing costs	61,381	33,954
Stock-based compensation	149,153	118,249
Gain on settled accounts payable	(81,200)	—
Gain on extinguishment of debt		(250,200)

Changes in current assets and liabilities:
Accounts receivable	2,321	—
Inventory	(2,770)	76,808
Prepaid and other current assets	270,387	(996)
Deferred offering costs	236,353	(230,760)
Accounts payable	427,142	62,318
Accrued liabilities	(272,800)	493,859
Net cash used in operating activities	(3,911,872)	(2,451,822)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,716)	(1,932)
Net cash used in investing activities	(10,716)	(1,932)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock in IPO, net of fees	5,194,740	—
Issuance of warrants in IPO	17,250	—
Issuance of Common Stock for exercise of pre-funded warrants	14
Proceeds from shareholder note	—	500,000
Proceeds from issuance of bridge convertible notes, net of discount	—	3,436,001
Deferred financing costs	—	(377,520)
Repayment of shareholder note	—	(500,000)
Principal repayments of finance lease obligations	(276,724)	—
Net cash provided by investing activities	4,935,280	3,058,481

Net change in cash and cash equivalents during the period	1,012,692	604,727
Cash and cash equivalents, beginning of period	918,260	723,481
Cash and cash equivalents, end of period	$1,930,952	$1,328,208

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Issuance of Common Stock for $1.5M Note conversions	$1,500,000	$—
Issuance of Common Stock for Bridge Note and accrued interest conversions	$3,618,704	$—
Issuance of Common Stock for Series A and B Preferred Stock conversions	$703
Issuance of Common Stock for Series C Preferred Stock conversions	$231	$—
Issuance of Common Stock warrants in connection with payable settlements	$—	$1,609
Issuance of Common Stock warrants in connection with Bridge financing	$—	$463,058
Warrants issued as underwriter compensation	$39,953
Financed insurance premiums	$445,637	$—
Operating lease assets obtained in exchange for lease obligations	$549,227	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

Heart Test Laboratories, Inc.

Notes to Condensed Unaudited Financial Statements

Note 1. Basis of Presentation

Heart Test Laboratories, Inc. d/b/a HeartSciences (“HeartSciences” or the “Company”) is a medical technology company specializing in cardiovascular diagnostic technology. The Company is a Texas corporation and is headquartered in Southlake, Texas.

HeartSciences’ initial focus is on applying novel technology to extend the clinical indications for use of an electrocardiograph (“ECG”) device. Its first device, the MyoVista is an ECG that can be used in a wide range of clinical settings and provides diagnostic information to a qualified healthcare professional on cardiac dysfunction which has traditionally only been provided using cardiac imaging. In addition, the MyoVista provides conventional ECG information. The Company plans to market its device both domestically and internationally to various hospitals, clinics, and medical centers and manufacture the devices using outsourced production facilities. To date the Company has had small amounts of revenue from key opinion leader engagement and establishment of distributor relationships outside the United States during the development and product improvement phase of the MyoVista. The Company is preparing to seek U.S. Food and Drug Administration (“FDA”) clearance of the MyoVista during 2023.

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

The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. As of January 31, 2023 and April 30, 2022, the Company had an accumulated deficit of $59.1 and $54.4 million, respectively. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

In June 2022, the Company raised approximately $5.2 million in net proceeds from the completion of the initial public offering (the “IPO”) (see Note 5). In February 2023, the Company raised approximately $1.3 million from the exercise of Bridge Warrants (see Note 4 for definition of “Bridge Warrants” and Note 5 for more information regarding the Bridge Warrants). The Company’s forecasts and cashflow projections indicate that current resources would be insufficient to support operations significantly beyond the third calendar quarter of 2023. Additionally, the FDA can delay, limit or deny clearance of a medical device for many reasons outside the Company’s control which may involve substantial unforeseen costs.

Management’s plans include raising capital through the sale of additional equity securities, debt or capital inflows from strategic partnerships. Management can provide no assurance that such financing or strategic relationships will be available on acceptable terms, or at all, which would likely have a material adverse effect on the Company and its financial statements. Subsequent to the quarter ended January 31, 2023, in March 2023, the Company entered into a purchase agreement and a registration rights agreement with an institutional investor, providing for the sale, from time to time at the discretion of the Company, of up to $15.0 million of the Company’s Common Stock, over the thirty-six (36) month term of the purchase agreement (the “Equity Line”). As of March 16, 2023, there have been no amounts drawn from the Equity Line.

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

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commissions (“SEC”) and have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. In the opinion of management, the unaudited interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results of operations for the periods presented. The interim operating results are not necessarily indicative of results that may be expected for any subsequent period. The accompanying unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the 2022 Annual Report on Form 10-K.

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

Inventory

All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis. Selling, general, and administrative expenses are not inventoried, but are charged to expense when incurred. The following is a summary of the Company’s inventories at January 31, 2023 and April 30, 2022:

	January 31,	April 30,
	2023	2022
Raw materials	$359,965	$359,965
Sub-assemblies	347,986	345,217
Work in progress	21,741	21,741
Finished goods	28,663	28,662
Reserve for obsolescence	(81,446)	(81,446)
Total Inventory	$676,909	$674,139

Inventory consists mainly of raw materials and components used in the current hardware build of the MyoVista. Devices and components are used for research and development purposes and device sales, which to date have been in international markets as sale of the MyoVista in the U.S. is subject to FDA clearance. The Company is partway through a new pivotal clinical validation study and device testing necessary for a revised FDA De Novo submission, which is expected to take place during 2023. The Company believes that its hardware platform is in final form, however, prior to FDA clearance and market acceptance of the MyoVista, further hardware changes could be necessary which could have an impact on net realizable values. The majority of the Company’s current inventory is intended for use to build finished products for sales both internationally and in the U.S. following regulatory clearance. Finished products do not contain materials that would degrade significantly over the useable life of the device and are considered to have a useable life of over seven years. Existing inventory related to finished devices are planned to be updated to the latest hardware revision and specifically allocated to a limited distribution for field reliability studies and are not slated for general purpose sales. The Company periodically evaluates inventory and makes specific write-offs and provides an allowance for inventory that is considered obsolete due to hardware and or software related changes. If the Company does not receive FDA clearance and/or obtain market acceptance of the MyoVista, the Company could have further material write-downs of inventory due to obsolescence in excess of the amount currently reserved.

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

The following is a summary of the Company’s property and equipment at January 31, 2023 and April 30, 2022:

	January 31,	April 30,
	2023	2022
Equipment	$390,328	$379,612
Furniture & fixtures	102,563	102,563
Leasehold improvements	32,812	32,812
Total	525,703	514,987
Less: Accumulated depreciation	(465,042)	(444,952)
Property and equipment, net	$60,661	$70,035

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting, underwriting fees and other costs, incurred through the balance sheet date that are directly related to the Company's IPO, were charged to stockholder's equity upon completion of the IPO in June 2022.

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

The Company did not recognize material revenues during the three and nine-month periods ended January 31, 2023 or 2022. The Company’s revenues do not require significant estimates or judgements. The Company is not party to contracts that include multiple performance obligations or material variable consideration. As of January 31, 2023 and April 30, 2022, the Company did not have any contract assets or liabilities from contracts with customers and there were no remaining performance obligations that the Company had not satisfied.

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

Based on its analysis, management has determined that it has not incurred any liability for unrecognized tax benefits as of January 31, 2023 and April 30, 2022.

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

Note 4. Debt

Debt consists of the following:

	January 31,	April 30,
	2023	2022
$130,000 unsecured drawdown convertible promissory note ("$130K Note")	$130,000	$130,000
$1.5 million secured convertible promissory notes ("$1.5M Notes")	—	1,500,000
$1M Notes	1,000,000	1,000,000
Bridge convertible notes, net of discounts and deferred financing costs	—	3,441,807
	1,130,000	6,071,807
Less: current maturities	(130,000)	(1,630,000)
Notes payable, long-term	$1,000,000	$4,441,807

$130K Unsecured Drawdown Convertible Promissory Note

On August 12, 2019, the Company entered into an unsecured drawdown convertible promissory note with Front Range Ventures, LLC (“FRV”) for an aggregate amount not to exceed $130,000 (“$130K Note”). FRV is a shareholder of the Company and the Company entered into an agreement with FRV pursuant to which FRV is entitled to appoint a member of the Board of Directors and a board observer so long as it holds at least 71,000 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”).

The $130K Note may be repaid at any time upon 20 days’ notice to the holder. The $130K Note is convertible into Series C Preferred Stock at any time, upon written notice by either the holder or the Company or at maturity, at the lowest price paid for the Series C Preferred Stock prior to conversion, which is currently $25.00 per share. The $130K Note matures 20 days following FDA clearance of the Company’s MyoVista medical device. Under the terms of the agreement, the note is non-interest bearing.

The $130K Note does not contain any covenants that restrict the Company’s ability to conduct business and does not contain specific events of defaults. Any breach of its terms by the Company would entitle FRV to all available rights and remedies, at law or in equity, available.

$1M Notes and Loan and Security Agreement

In April 2020, the Company entered into a loan and security agreement (the “$1M Loan and Security Agreement”) pursuant to which a secured promissory note in the original principal amount of $500,000 was issued to each of FRV (the “FRV Note”) and John Q. Adams (the “JQA Note”), who are both shareholders of the Company. John Q. Adams was also a Director of the Company at the time of entering into the $1M Loan and Security Agreement. Each party committed to lend a principal amount of $500,000, totaling $1,000,000, and the loan was drawn in three installments of $300,000 upon execution of the loan agreement, $350,000 on or about July 2, 2020 and $350,000 on or about September 4, 2020. The loan had an original maturity date of September 30, 2021, which was amended on September 30, 2021 making the note repayable on demand.

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

The $1M Loan and Security Agreement was further amended on January 24, 2023 to (i) extend the maturity date of the FRV Note to September 30, 2024, on which date the principal amount and all accrued interest thereon will be due and payable, and (ii) amend the dates on which principal and accrued interest is due under the JQA Note, such that interest accrued since June 28, 2022 will be due and payable on September 30, 2023, and the principal amount together with all accrued interest after September 30, 2023 will be due and payable on March 31, 2024.

The $1M Loan and Security Agreement accrues interest at a rate of 12% per annum, compounded annually, which is payable as described above. The Company is also required to pay default interest at a rate of 18% per annum, compounded annually, on any unpaid amounts after the applicable due date until the loan amounts are fully re-paid. The loan is collateralized by substantially all of the Company’s assets and intellectual property, except for the secured interest on the covered technology as discussed in Note 8.

As of January 31, 2023 and April 30, 2022, accrued interest was approximately $204,000 and $229,000, respectively, and is included in accrued expenses in the accompanying condensed balance sheets.

$1.5M Secured Convertible Promissory Notes

In December 2020, the Board of Directors approved the offering of a series of secured convertible promissory notes in the amount of $1,500,000 (“$1.5M Notes”). The $1.5M Notes were sold as a series to a number of different investors with $1,490,000 of the notes being sold to shareholders of the Company of which members of the Board of Directors of the Company subscribed for $30,000. The notes had an original maturity of July 31, 2022 and were subsequently amended on November 2, 2021, extending maturity to October 31, 2022. The entire amount of the $1.5M Notes converted upon the IPO into 909,071 shares of Common Stock at a conversion price of $1.65 (see Note 5). In accordance with their terms, no interest was payable as the notes converted prior to maturity.

2021 Bridge Securities

In December 2021 the Board approved the sale of Senior Subordinated Convertible Loan Notes (the “Bridge Notes”) and associated warrants (the “Bridge Warrants” and, together with the Bridge Notes, the “2021 Bridge Securities”). The Company sold $4,695,555 principal value of the Bridge Notes which were issued with a 10% original issue discount (OID), and accrued interest at 8% per annum and had a maturity date of December 22, 2024. In accordance with their terms, the entire amount of the Bridge Notes, including $165,516 of accrued interest, converted upon the IPO into 1,606,027 shares of Common Stock at a conversion price of $2.89 and pre-funded warrants to acquire 77,443 shares of Common Stock at an exercise price of $0.0001 per share (see Note 5). The Bridge Warrants have a 5-year term from their date of issuance and, in accordance with their terms following the IPO, had the right to purchase 1,365,960 shares of Common Stock at an exercise price of $5.16 per share. The exercise price of the Bridge Warrants were subject to full ratchet downward adjustment for 18-months following the IPO in the event of an issuance of Common Stock (or issuance of convertible securities or options at a lower price conversion/exercise price) than the then exercise price. Upon a lowering of the exercise price the holder will be entitled to exercise the Bridge Warrants so the new exercise price multiplied by the number of shares of Common Stock purchased is 150% of the principal amount of the 2021 Bridge Notes purchased.

Subsequent to the IPO, pursuant to provisions in the Bridge Notes limiting the number of shares of Common Stock into which the Bridge Notes were convertible, 61,913 shares of Common Stock into which the Bridge Notes converted were cancelled and deemed null and void, ab initio, from the time of the conversion and issuance, and a Pre-Funded Warrant to purchase an additional 61,913 shares of Common Stock was issued. The pre-funded warrants have substantially the same terms as the Bridge Warrants except that the exercise price is $0.0001 per share. On September 8, 2022, the Company entered into a written amendment to the Bridge Warrants with the lead investor in the private placement of the 2021 Bridge Securities which amended the terms of the Bridge Warrants to make them more consistent with the terms of the IPO Warrants. Subsequently, on February 3, 2023, the Company entered into a second written amendment to the Bridge Warrants with the lead investor in the private placement of the 2021 Bridge Securities which lowered the exercise price of the Bridge Warrants for a limited exercise period of ten business days and removed the exercise price adjustment provisions of the Bridge Warrants with limited exceptions for transactions such as stock dividends, stock splits, stock combinations and reverse stock splits (see Note 5).

Paycheck Protection Program Loans

On January 25, 2021, the Company received loan proceeds in the amount of $250,200 under the Paycheck Protection Program (“PPP”), which was established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), to provide loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. Following the PPP guidelines, the Company filed for loan forgiveness in May 2021, and in June 2021, the Small Business Administration approved the filing and forgave the loan. The forgiveness of the PPP loan is recorded in gain on extinguishment of debt in the statement of operations as of the period ended January 31, 2022.

Note 5. Stockholders’ Equity (Deficit)

Preferred Stock

The Company authorized 20,000,000 shares of preferred stock, par value $0.001 per share (“Preferred Stock”), of which 10,000 shares have been designated as Series A Convertible Preferred Stock (“Series A Preferred Stock”), 10,000 shares have been designated as Series B Convertible Preferred Stock (“Series B Preferred Stock”), and 600,000 shares have been designated as Series C Preferred Stock with a liquidation preference to Common Stock. During the year ended April 30, 2022, there were no issuances of Preferred Stock by the Company.

On June 2, 2022, the Company filed amendments to the Amended and Restated Certification of Designations of Series A Convertible Preferred Stock and the Amended and Restated Certification of Designations of Series B Convertible Preferred Stock, which amended certain provisions in the agreements including to provide that on completion of an IPO by the Company, each share of Series A and Series B Preferred Stock would automatically be converted into shares of Common Stock and all shares of Series A and Series B Preferred Stock would be deemed converted and canceled. Upon consummation of the IPO in June 2022, all the outstanding shares of Series A Preferred Stock were converted into 703,290 shares of Common Stock at a conversion ratio of 70.33 shares of Common Stock for each share of Series A Preferred Stock and all outstanding shares of Series B Preferred Stock were canceled.

Series C Preferred Stock

The Series C Preferred Stock was originally issued at $25.00 per share. An amendment to, or waiver of rights in, the Series C Preferred Stock certificate of designation requires the approval of holders of a majority of the outstanding shares of Series C Preferred Stock and FRV (so long as FRV owns at least 71,000 shares of Series C Preferred Stock).

At January 31, 2023 and April 30, 2022, there were 403,228 and 463,265 shares of Series C Preferred Stock outstanding, respectively.

Holders of the Series C Preferred Stock are entitled to receive dividends at an annual rate of $1.50 per share of Series C Preferred Stock, shall accrue and are payable out of funds legally available, are payable only when and if declared by the board of directors, and are noncumulative. No dividends have been declared to date. The holders of the shares of Series C Preferred Stock have voting rights equal to an equivalent number of shares of Common Stock into which it is convertible and vote together as one class with Common Stock.

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

For the nine-month period ended January 31, 2023, 60,037 shares of Series C Preferred Stock converted into 230,086 shares of Common Stock at a conversion ratio of 3.8274 shares of Common Stock for each share of Series C Preferred Stock.

At January 31, 2023, the Series C Preferred Stock were convertible into 1,603,338 shares of Common Stock at a conversion price of $6.29 per share.

In February 2023, 27,557 shares of Series C Preferred Stock were converted into 117,768 shares of Common Stock at a conversion ratio of 4.2736 shares of Common Stock for each share of Series C Preferred Stock.

In March 2023, the Series C Preferred Stock conversion price was adjusted to $5.82, and the remaining shares of Series C Preferred Stock were convertible into 1,614,342 shares of Common Stock.

Common Stock

The Company’s Certificate of Formation, as amended, authorizes 500,000,000 shares of Common Stock with a par value of $0.001 per share. As of January 31, 2023 and April 30, 2022, the Company had issued 8,349,859 and 3,323,942 shares of Common Stock, respectively.

During the nine months ended January 31, 2023, the Company issued 5,025,917 shares of Common Stock, as set forth in the below table:

Number of Shares
Issuance of Common Stock in IPO	1,500,000
Conversion of $1.5M notes to Common Stock (see Note 4)	909,071
Conversion of Bridge Notes and accrued interest to Common Stock (see Note 4)	1,544,114
Conversion of Series A Preferred Stock to Common Stock	703,290
Conversion of Series C Preferred Stock to Common Stock	230,086
Exercise of pre-funded warrants	139,356
Common Stock issued during the nine months ended January 31, 2023	5,025,917

Summary table of Common Stock share transactions:
Balance at April 30, 2022	3,323,942
Issued in Fiscal 2023	5,025,917
Balance at January 31, 2023	8,349,859

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

The holders of Common Stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the board of directors, subject to the rights of holders of Preferred Stock outstanding. No dividends were declared as of or through the nine months ended January 31, 2023 and the year ended April 30, 2022.

Common Stock Warrants

The Company has issued warrants to investors in connection with funding or for services rendered and these warrants are convertible into a number of shares of the Company’s Common Stock for a period of 5 years from the date of issuance.

The following is a summary of warrant activity during the nine months ended January 31, 2023:

	Warrants Outstanding and Exercisable	Exercise Price Per Share	Weighted Average Strike Price per Share
Balance, April 30, 2022	1,442,401	$3.47-$15.18	$9.00
Issued	3,652,826	$0.0001-$4.25	$4.09
Exercised	(139,356)	$0.0001	$0.0001
Cancelled	(1,365,960)	$5.16	$5.16
Balance, January 31, 2023	3,589,911	$0.0001-$15.18	$4.32

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

In January 2023, 139,356 pre-funded warrants were exercised into 139,356 shares of Common Stock at an exercise price of $0.0001 for cash consideration of $14.

Subsequently, on February 3, 2023, the Company entered into a second written amendment to the Bridge Warrants with the lead investor in the private placement of the 2021 Bridge Securities. As a result of the amendment:

•
the current Bridge Warrant exercise price (the “Exercise Price”) of $4.25 was lowered for a period of ten business days beginning February 3, 2023 and ending February 16, 2023 (the “Limited Period”), during which period the exercise price was set at $1.00, subject to adjustments set forth in the Bridge Warrant, and subject to the conditions that (i) no more than 1,669,971 shares of Common Stock could be issued under all Bridge Warrants during the Limited Period and (ii) once 1,663,220 shares of Common Stock had been issued under all Bridge Warrants during the Limited Period, the Company could restrict all further exercises of the Bridge Warrants during the Limited Period to cashless exercises (as described below).
•
during the Limited Period, the holder, in its sole discretion, could elect a cashless exercise of the Bridge Warrant in whole or in part, pursuant to which the holder would receive a net number of shares of Common Stock equal to one-third of the total number of shares with respect to which the Bridge Warrant then being exercised.
•
the Exercise Price adjustment provisions of the Bridge Warrants were removed with limited exceptions for transactions such as stock dividends, stock splits, stock combinations and reverse stock splits.
•
in the event that the aggregate number of shares of Common Stock to be received by a holder upon an exercise of its Bridge Warrant during the Limited Period would result in such holder’s receiving shares of Common Stock in excess of is applicable Maximum Percentage (as defined in the Bridge Warrant), in lieu of delivery of shares of Common Stock in excess of the Maximum Percentage, the holder shall receive such excess shares as pre-funded warrants with certain exercise price adjustment provisions removed.

During the Limited Period, the Company issued 1,172,304 shares of Common Stock and a pre-funded warrant to purchase 150,000 shares of Common Stock pursuant to the exercise of the Bridge Warrants and received approximately $1.3 million in proceeds from these exercises. Immediately after the end of the Limited Period, Bridge Warrants to purchase 298,667 shares of Common Stock remained outstanding, with a fixed exercise price of $4.25, subject to adjustments as set forth in the Bridge Warrants.

IPO Warrants and Underwriter's Warrants

In the IPO, the Company issued warrants to purchase 1,500,000 shares of Common Stock (“IPO Warrants”) with a per share exercise price of $4.25 and exercisable immediately. The IPO Warrants expire five years from the date of issuance. Pursuant to the

Underwriting Agreement dated June 15, 2022 between the Company and The Benchmark Company, LLC (the “Underwriter”), the Company granted the Underwriter a 30-day option to purchase up to an additional 225,000 shares of Common Stock and/or IPO Warrants to cover over-allotments. On consummation of the IPO, the Underwriter exercised the over-allotment option to purchase 225,000 IPO Warrants. The Company also issued warrants to purchase an aggregate of 105,000 shares of Common Stock (the “Underwriter’s Warrants”), representing 7% of the aggregate number of shares of Common Stock underlying the Units sold in the IPO to the Underwriter, as a part of the underwriting compensation payable in connection with the IPO. These Underwriter’s Warrants are exercisable at a per share price equal to $4.25 per share, expire five years from the date of issuance, and are subject to a 180-day lock-up period.

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

At January 31, 2023, the Company did not have an ERISA stock awards plan. So, all stock options issued to date were Non-ERISA Plan options and do not have any of the tax and other benefits afforded to ERISA stock option awards. In March 2023, the Company's board of directors adopted, subject to shareholder approval, the 2023 Equity Incentive Plan (the “Equity Incentive Plan”) and, unless earlier terminated, will continue for a term of ten years. The maximum aggregate number of shares that may be issued under the Equity Incentive Plan is 2,500,000 shares of Common Stock plus (ii) any shares of Common Stock subject to options that expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest, with the maximum number of shares to be added to the Equity Incentive Plan under this clause (ii) equal to 832,195 shares of Common Stock. The number of shares of Common Stock available for issuance under the Equity Incentive Plan will be subject to automatic increase on the first day of each fiscal year (commencing with our fiscal year beginning May 1, 2024), so that the number of shares available for issuance under the Equity Incentive Plan is equal to the least of: (A) twenty-five percent (25%) of the total number of shares of all classes of Common Stock and Preferred Stock as converted to Common Stock outstanding on the last day of the immediately preceding fiscal year, and (B) a lesser number of shares determined by the Administrator (as defined in the Equity Incentive Plan). As of March 16, 2023, there have been no awards issued under the Equity Incentive Plan.

The following is a summary of service-based stock option activity during the nine months ended January 31, 2023:

	Number of Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Outstanding - April 30, 2022	254,215	$11.79	4.6
Options forfeited	(2,273)	1.16	—
Outstanding - January 31, 2023	251,942	$11.89	3.9

Non-vested at January 31, 2023	3,851	$3.31	8.9
Vested at January 31, 2023	248,091	$12.02	3.8

The following is a summary of performance-based stock option activity during the nine months ended January 31, 2023:

	Number of Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Outstanding - April 30, 2022	581,768	$5.16	7.8
Options forfeited	(1,515)	3.47	—
Outstanding - January 31, 2023	580,253	$5.16	7.1

Non-vested at January 31, 2023	432,665	$5.57	7.1
Vested at January 31, 2023	147,588	$3.97	7.1

As of January 31, 2023, there was approximately $3,600 of unrecognized compensation costs related to non-vested service-based Common Stock options and approximately $1,699,000 of unrecognized compensation costs related to non-vested performance-based Common Stock options.

Note 7. Income Taxes

The tax effects of temporary differences and carry-forwards that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	January 31,	April 30,
	2023	2022
Deferred tax assets (liabilities):

Net operating loss carryforwards	$9,447,212	$8,387,881
Start-up costs	960,269	1,036,080
Stock option and warrant payments	441,977	423,624
Accumulated depreciation	(2,839)	(2,668)
Research and development credits	255,600	255,600
Research and development warrants	21,488	21,488
Total deferred tax assets, net	11,123,707	10,122,005
Valuation Allowance	(11,123,707)	(10,122,005)
Net Deferred Tax Assets	$—	$—

For the nine months ended January 31, 2023 and the year ended April 30, 2022, the Company’s cumulative net operating loss for federal income tax purposes was approximately $45 million and $39 million, respectively. The net operating loss, subject to limitations, may be available in future tax years to offset taxable income. The net operating loss carry-forward will begin to expire in year 2028.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and therefore, a full valuation allowance has been recorded at January 31, 2023 and April 30, 2022.

Note 8. Commitments and Contingencies

Operating Leases

The Company has a long-term operating lease for office, industrial, and laboratory space which was entered into in May 2017. On September 27, 2022, the Company entered into the First Amendment to Lease (the “Lease Amendment”), which amended the Lease Agreement to document the exercise of its option to extend the term of the lease for an additional 64 months, commencing February 1, 2023, and expiring on May 31, 2028 (the “Extension Term”). Pursuant to the amendment, the Company will pay initial monthly payments of $13,129, beginning February 2023, subject to 3% annual increases. The Company will receive a four-month rent concession at the start of the lease extension period on February 1, 2023. The lease also provides for allowances for tenant improvements which may be credited to rent within the first twelve-months of the Extension Term. As a result of this amendment, the Company recognized an additional right-of-use asset and corresponding lease liability of $549,227. The right-of-use asset and liability recognized equals the present value of the remaining payments due under the amended lease.

Rent expense for the three and nine months ended January 31, 2023 was $45,099 and $130,663, respectively, compared to $49,422 and $139,151, respectively, for the comparable periods in 2022.

The Company records right-of-use assets and liabilities at the present value of the fixed lease payments over the term at the commencement date. The Company uses its incremental borrowing rate of 12% to determine the present value of the lease as the rate implicit in the lease is typically not readily available.

Information related to the Company’s right-of-use assets and lease liabilities consist of the following:

January 31,
2023
Right-of-use assets	$549,227

Lease liabilities, current	—
Lease liabilities, net of current portion	549,227
Total lease liabilities	$549,227

Weighted average remaining term (in years)	5.3
Weighted average discount rate	12%

As of January 31, 2023, future maturities of lease liabilities due under lease agreements for the fiscal year ended are as follows:

April 30, 2024	$98,053
April 30, 2025	161,164
April 30, 2026	165,190
April 30, 2027	169,307
Thereafter	188,052
Less imputed interest	(232,539)
Total operating lease liabilities	$549,227

Litigation

From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of business. The Company does not believe that the outcome of those matters will have a material adverse effect to the financial position, operating results or cash flows. However, there can be no assurance such legal proceedings will not have a material impact.

The Company is not aware of any material claims outstanding or pending against the Company as of January 31, 2023.

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

Upon (i) the aggregate payment of $3,000,000 of royalties; (ii) the Common Stock having a closing quoted share price of $68.75 per share or more; or (iii) receipt by the Company of a bona fide offer valuing the Common Stock at $68.75 or more, then the secured interest and pledge shall be released.

In the event of a bankruptcy of the Company, any balance of the $3,500,000 royalty not paid at that point would accelerate and become an immediately due debt obligation of the Company with the benefit of the secured interest and pledge (if it remained at such time).

In December 2015, the Company entered into an agreement with The University Court of The University of Glasgow (“Glasgow”) for the license of the Glasgow algorithm interpretive analysis for the conventional ECG trace. As part of that agreement, the Company was required to make royalty payments, based upon MyoVista device unit sales dependent on sale volumes per year, and subject to minimum annual fees. To date, such amounts have been expensed to research and development as the Glasgow algorithm is an essential part of the device development as part of the submission for FDA clearance of the MyoVista device. The Company is currently in discussion with Glasgow to amend the agreement as prior to FDA clearance, there is no expectation of significant sales volumes.

Collaboration Agreements

On November 29, 2022, the Company entered into a multi-year Collaboration Agreement with Rutgers, The State University of New Jersey, to develop AI-based ECG algorithms for new or improved ECG indications.

Note 9. Related Parties

Kyngstone Limited (“Kyngstone”), a company incorporated in the United Kingdom in which our Chairman and CEO is a director and controlling shareholder, previously provided advisory services to the Company in the normal course of business. For the three and nine-month period ended January 31, 2023, there were no expenses in respect of Kyngstone and for the three and nine-month period ended January 31, 2022, the Company recorded expenses of $25,000 and $75,000, respectively, in respect of Kyngstone.

See Note 4 for details regarding related party debt held with shareholders and Company directors.

Note 10. Subsequent Events

The Company has evaluated subsequent events after the balance sheet date of January 31, 2023, through the date of filing. Please refer to Notes 4, 5, and 6 regarding the second Bridge Warrant amendment, the adjustment to the conversion price of the Series C Preferred Stock, conversion of Series C Preferred Stock, and adoption, subject to shareholder approval, of the Equity Incentive Plan that occurred after January 31, 2023.

On March 10, 2023, the Company entered into a purchase agreement and registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) providing for the purchase, from time to time at the Company’s discretion, of up to $15.0 million of the Company’s Common Stock, over the thirty-six (36) month term of the purchase agreement. The Company issued to Lincoln Park, 100,000 shares of its Common Stock as initial commitment shares in consideration for entering into the purchase agreement and has agreed to issue an additional 62,500 shares of Common Stock, as additional commitment shares, upon receiving $2.0 million of proceeds. The Company does not have the right to commence any sales until all of the conditions set forth in the purchase agreement have been satisfied, including, but not limited to, a resale registration statement being declared effective by the SEC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our unaudited financial statements and the notes presented herein included in this Quarterly Report on Form 10-Q and the audited financial statements and the related notes set forth in our 2022 Annual Report on Form 10-K. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Cautionary Note Regarding Forward-Looking Statements” and under “Risk Factors” as identified under Part 1, Item 1A of our 2022 Annual Report on Form 10-K.

Overview

We are a medical technology company focused on applying innovative AI-based technology to an ECG (also known as an EKG) to expand and improve an ECG’s clinical usefulness. Our objective is to make an ECG a far more valuable cardiac screening tool, particularly in frontline or point-of-care clinical settings. HeartSciences’ first product candidate for FDA clearance, the MyoVista wavECG (the “MyoVista”) is a resting 12-lead ECG that is designed to provide diagnostic information related to cardiac dysfunction, as well as conventional ECG information in the same test. The cardiac dysfunction information has only traditionally been available through the use of cardiac imaging. Our business model, which involves the use of the MyoVista device and consumables for each test, is expected to be “razor-razorblade” as the electrodes used with the MyoVista are proprietary to HeartSciences, and new electrodes are required for every test performed. As of January 31, 2023, we had 12 full-time employees and one part-time employee.

Our device is not yet cleared for marketing by the FDA and our future success is dependent upon receiving FDA De Novo clearance for the MyoVista. Additional funding may be required in order to achieve FDA clearance for the MyoVista and, if clearance is achieved, would then be required to support the sales launch of the MyoVista into the U.S., provide working capital and support further research and development, or R&D.

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

HeartSciences has designed the MyoVista to help address these limitations and extend the clinical capability of an ECG in detecting cardiac dysfunction. We have been applying AI-machine learning to the signal processed electrical signal of the heart to develop a proprietary algorithm designed to detect cardiac dysfunction caused by heart disease and/or age-related cardiac dysfunction. The MyoVista has not yet received FDA clearance.

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

New Class II devices, such as the MyoVista, require FDA De Novo premarket review. The MyoVista along with its proprietary software and hardware is classified as a Class II medical device by the FDA. Premarket review and clearance by the FDA for these devices is generally accomplished through the 510(k) premarket notification process or De Novo classification request, or petition process. We previously submitted an FDA De Novo classification request in December 2019 and following feedback and communications with the FDA during and since that submission, we have been making modifications to our device, including our proprietary algorithm. We are part way through a new, pivotal clinical validation study and have been undertaking device and algorithm development and testing for a revised FDA De Novo submission, which we expect to take place during 2023.

We have been using the funding from the IPO to continue our work towards FDA resubmission and clearance and for general corporate purposes. Although our current aim is to achieve FDA clearance, which would allow us to market the MyoVista in the U.S., with the remaining net proceeds of the IPO, there is no assurance that this will be the case. Additional funding would be required to support the sales launch of the MyoVista into the U.S., provide working capital and support further R&D. These events and conditions indicate that a material uncertainty exists that may cast significant doubt on our ability to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. Our independent registered public accounting firm has issued an opinion on our audited financial statements included in our 2022 Annual Report on Form 10-K that contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern because we have experienced recurring losses, negative cash flows from operations, limited capital resources and a net stockholders' deficit.

Recent Developments

Collaboration Agreement

On November 29, 2022, we entered into a multi-year Collaboration Agreement with Rutgers, The State University of New Jersey, to develop AI-based ECG algorithms for new or improved ECG indications, which is expected to accelerate our product development pipeline and further expand the clinical value of an ECG for low-cost detection of heart disease.

Compliance with Nasdaq Listing Requirements

On December 21, 2022, we received notice from the Listing Qualifications Staff of The Nasdaq Stock Market, LLC, or Nasdaq, stating that we were not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market, under Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Requirement”), because our stockholders’ equity of $1,082,676 as reported in our Quarterly Report on Form 10-Q for the quarter ended October 31, 2022 was below the required minimum of $2.5 million, and because, as of October 31, 2022, we did not meet the alternative compliance standards, relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.

On February 3, 2023 we submitted to Nasdaq a plan to regain compliance with the Minimum Stockholders’ Equity Requirement. On February 8, 2023, Nasdaq notified us that they have granted us an extension of up to 180 calendar days from December 21, 2022, or through June 19, 2023, to regain compliance. If we fail to evidence compliance upon filing our annual report for the year ending April 30, 2023 with the SEC and Nasdaq, we may be subject to delisting. If Nasdaq determines to delist our Common Stock, we will have the right to appeal to a Nasdaq hearings panel.

Patent Grant

In February 2023, we were granted patents from the Korean Intellectual Property Office (“KIPO”) and the Israel Patent Office for MyoVista Wavelet Technology, further extending international coverage.

Bridge Warrant Amendment

On February 3, 2023, the Company entered into a second written amendment to the Bridge Warrants with the lead investor in the private placement of the 2021 Bridge Securities. The amendment lowered the exercise price of the Bridge Warrants from $4.25 per share to $1.00 per share for a period of ten business days beginning February 3, 2023 and ending February 16, 2023 (the “Limited Period”). The amendment also amended the Bridge Warrants to provide that, during the Limited Period, the holders of the Bridge Warrants were permitted to elect a cashless exercise of the Bridge Warrants in whole or in part, pursuant to which the holder would receive a number of shares of Common Stock equal to one-third of the total number of shares with respect to each Bridge Warrant exercised. During the Limited Period, the Company issued 1,172,304 shares of Common Stock and a pre-funded warrant to purchase 150,000 shares of Common Stock pursuant to the exercise of the Bridge Warrants and received approximately $1.3 million in proceeds from these exercises. Immediately after the end of the Limited Period, Bridge Warrants to purchase 298,667 shares of Common Stock remained outstanding, with a fixed exercise price of $4.25.

Equity Purchase Agreement

On March 10, 2023, the Company entered into a purchase agreement and registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) providing for the purchase, from time to time at the Company’s discretion of up to $15.0 million of the Company’s Common Stock, over the thirty-six (36) month term of the purchase agreement. The Company issued to Lincoln Park 100,000 shares of its Common Stock as initial commitment shares in consideration for entering into the purchase agreement and has agreed to issue an additional 62,500 shares of Common Stock, as additional commitment shares, upon receiving $2.0 million of proceeds. The Company does not have the right to commence any sales until all of the conditions set forth in the purchase agreement have been satisfied , including, but not limited to, a resale registration statement being declared effective by the SEC.

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

Research and Development Expenses

Our research and development activities primarily consist of clinical, regulatory, engineering and research and development work associated with our MyoVista device. Research and development expenses include payroll and personnel-related costs for our research and development, clinical and regulatory personnel, including expenses related to stock-based compensation for such employees, consulting services, clinical trial expenses, regulatory expenses, prototyping and testing. Research and development expenses also include costs attributable to clinical trial expenses including clinical trial design, site development and study costs, data, related travel expenses, the cost of products used for clinical activities, internal and external costs associated with regulatory compliance and patent costs. We have expensed research and development costs as they have been incurred.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist of payroll and personnel-related costs for our field support, business development, and administrative and management personnel that support our general operations including executive management and financial accounting, including expenses related to stock-based compensation. Selling, general and administrative expenses also include costs attributable to our public company and related costs, professional fees including legal and audit, premises costs, IT, insurance, consulting, recruiting fees, related travel expenses and depreciation.

Interest Expense

Interest expense relates to our loan facilities and convertible notes.

Other Income (Expense), Net

Other income (expense), net primarily consists of forgiveness of loans issued under the CARES Act.

The following table summarizes our results of operations for the periods presented on our statement of operations data.

	For the three months ended January 31,				For the nine months ended January 31,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(In thousands, except percentages, unaudited)
Revenue	$2	$3	$(1)	(29)%	$5	$10	$(5)	(50)%
Cost of sales	1	1	—%	—%	3	7	(4)	(58)%
Gross margin	1	2	(1)	(37)%	2	4	(1)	(35)%
Operating expenses:
Research and development	643	699	(56)	(8)%	1,926	1,646	281	17%
Selling, general and administrative	667	403	264	66%	2,590	1,089	1,501	138%
Total operating expenses	1,310	1,102	208	19%	4,517	2,735	1,781	65%
Loss from operations	(1,309)	(1,100)	(209)	19%	(4,514)	(2,732)	(1,783)	65%
Other income (expense)
Interest expense	(33)	(139)	106	(76)%	(209)	(295)	85	(29)%
Gain on extinguishment of debt	—	—	—	—%	—	250	(250)	(100)%
Other income	—	1	(1)	(100)%	2	1	1	87%
Other income (expense), net	(33)	(138)	105	(76)%	(208)	(44)	(164)	377%
Net loss	$(1,342)	$(1,239)	$(104)	8%	$(4,722)	$(2,775)	$(1,947)	70%

Summary of Statements of Operations for the three and nine months ended January 31, 2023 compared with the three and nine months ended January 31, 2022:

Revenues were $2,000 and costs of sales were $1,000 for the three months ended January 31, 2023, representing a decline of $1,000 in revenue, or 29%, and no change in cost of sales. Revenues were $5,000 and cost of sales were $3,000 for the nine months ended January 31, 2023, representing a decline of $5,000 in revenue, or 50%, and $4,000 in cost of sales, or 58%, when compared to the same period ended January 31, 2022. Our revenues to date have been mainly generated in the establishment of distributor relationships outside the United States as part of obtaining feedback during product development and improvement. The decrease in revenue, and related decrease in cost of sales, is due to our proactive reduction in new international distributor engagement in the run up to FDA submission and until we update our certificate of conformity, called a CE Mark, under the new European Union Medical Device Regulation regime to reflect hardware and software improvements being incorporated into the device for FDA submission.

Research and development expenses were $643,000 and $1.9 million for the three and nine months ended January 31, 2023, respectively, representing a decrease of $56,000, or 8%, and an increase of $281,000, or 17%, respectively, as compared to the same periods in 2022. For the three months ended January 31, 2023, the decrease is primarily due to reductions in clinical trial and hardware development expenditure for a period in the quarter ended January 31, 2023. For the nine months ended January 31, 2023, the increase is primarily due to an increase in software consulting and hardware development of approximately $233,000 and an increase in clinical trial studies of approximately $195,000, when compared to the same periods ended January 31, 2022, which is consistent with work being performed for device development and ongoing clinical validation studies in preparation for a new De Novo submission, offset by approximately $160,000 consisting of approximately $81,000 in supplier credits and approximately $70,000 in prior year inventory adjustments.

Selling, general, and administrative expenses were $667,000 and $2.6 million for the three and nine months ended January 31, 2023, respectively, representing an increase of $264,000, or 66%, and $1.5 million, or 138%, respectively as compared to the same periods in 2022. This is primarily due to an increase of approximately $369,000 and $1.3 million for the three and nine months ended January 31, 2023, respectively, for preparatory expenses, or on-going expenses associated with, being a public company including investor and public relations, SEC reporting, accounting and legal, insurance, and stock registrar expenses, and an approximately $16,000 and $381,000 increase in payroll related expenses and stock compensation for the three and nine months ended January 31, 2023, respectively, due to the vesting of options when compared to the same periods ended January 31, 2022.

Interest expense during the three and nine months ended January 31, 2023, of $33,000 and $209,000, respectively, is related to interest on the $1M Loan and Security Agreement and interest and debt service amortization related to the Bridge Notes for approximately half of the quarter ended July 31, 2022. All of the Bridge Notes and accrued interest were converted to equity upon consummation of the IPO in June 2022.

Liquidity and Capital Resources

As of January 31, 2023, we had approximately $1.9 million of cash, an increase of $1.0 million from $918,000 as of April 30, 2022. We incurred a net loss of $4.7 million and $2.8 million for the nine months ended January 31, 2023, and 2022, respectively. As of January 31, 2023, we had an accumulated deficit of $59.1 million and working capital of $0.9 million.

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

In February 2023, we raised approximately $1.3 million from the exercise of Bridge Warrants.

On March 10, 2023, we entered into a purchase agreement and registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) providing for the purchase, from time to time at the Company’s discretion, of up to $15.0 million of the Company’s Common Stock, over the thirty-six (36) month term of the purchase agreement. Actual sales of shares of Common Stock to Lincoln Park will depend on a variety of factors to be determined by us from time to time. The net proceeds received from these purchases will depend on the frequency and prices at which we sell shares of our Common Stock to Lincoln Park. We expect that any proceeds received from such sales to Lincoln Park will be used for working capital and general corporate purposes.

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

The table below presents our cash flows for the periods indicated:

	For the nine months ended January 31,
U.S. dollars, in thousands	2023	2022
	(Unaudited)
Net cash used in operating activities	$(3,912)	$(2,452)
Net cash (used in) provided by investing activities	$(11)	$(2)
Net cash provided by financing activities	$4,935	$3,058
Net change in cash and cash equivalents during the period	$1,013	$605

Operating Activities

Net cash used by our operating activities of $3.9 million during the nine months ended January 31, 2023 is primarily due to our net loss of $4.7 million plus $149,000 in non-cash expenses plus $661,000 of net changes in operating assets and liabilities. Net cash used by our operating activities of $2.5 million during the nine months ended January 31, 2022 is primarily due to our net loss of $2.8 million less $78,000 in non-cash expenses plus $401,000 of net changes in operating assets and liabilities.

Financing Activities

Net cash provided by financing activities of $4.9 million during the nine months ended January 31, 2023 is primarily from the issuance of Common Stock in the IPO. Net cash provided by financing activities of $3.1 million during the nine months ended January 31, 2022 is primarily from the issuance of Bridge notes.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2022 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required to be provided by a smaller reporting company.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company's disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based upon the most recent evaluation of internal controls over financial reporting, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) determined that our disclosure controls and procedures were not effective as of January 31, 2023 as a result of identified material weaknesses in our internal control over financial reporting. The identified material weaknesses were as follows: (i) we did not maintain sufficient U.S. GAAP and SEC accounting resources commensurate with those required of a public company; (ii) we had an insufficient number of staff to maintain optimal segregation of duties and levels of oversight; and (iii) we did not have strong accounting consideration and analysis over equity accounts and inventory valuation. We have taken and continue to take remedial steps to improve our internal controls over financial reporting, which includes hiring additional accounting and financial reporting personnel and implementing additional policies, procedures, and controls. Our management is monitoring the effectiveness of these and other processes, procedures and controls and will make any further changes deemed appropriate. Our management believes the foregoing actions will effectively remediate the material weaknesses. However, our material weaknesses will not be considered remediated until the above controls are in place for a period of time, the controls are tested, and management concludes that these controls are properly designed and operating effectively.

Changes in Internal Control Over Financial Reporting

Except as described above with respect to the remediation steps we are taking, there have been no changes in our internal control over financial reporting during the quarter ended January 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine-month period ended January 31, 2023, the Company issued an aggregate of 230,086 shares (the “Conversion Shares”) of its Common Stock, without the payment of additional consideration, upon the conversion of 60,037 shares of the Company’s Series C Preferred Stock, by certain holders. The shares of Series C Preferred Stock, which have a liquidation preference to the shares of Common Stock, were issued from April 2019 to October 2020 to accredited investors. The Conversion Shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, as a transaction by an issuer not involving any public offering, and/or Section 3(a)(9) of the Securities Act. In accordance with Section 3(a)(9) of the Securities Act, the Conversion Shares were exchanged by the Company with its existing security holders in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

There were no other sales of equity securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

We received approximately $5.2 million in net proceeds from our IPO after deducting the underwriting discount and commission and other IPO expenses payable by the Company of approximately $1.2 million. As of March 15, 2023, we have used approximately $4.2 million of the net proceeds from the IPO for costs directly related to achieving FDA clearance for the MyoVista device, to pay accrued and unpaid interest under the $1M Loan and Security Agreement, and for working capital and general corporate purposes including personnel costs, capital expenditures and the costs of operating as a public company. The securities offered in the IPO were registered on a Form S-1 Registration Statement (File No. 333-265024) that was declared effective on June 14, 2022.

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

4.1	Form of Amendment No. 2 to Warrant to Purchase Common Stock, dated February 3, 2023 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 3, 2023)
4.2

Form of Amended and Restated Warrant to Purchase Common Stock, as amended through February 3, 2023 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 22, 2023)

4.3

Form of Pre-Funded Warrant, issued pursuant to Amendment No. 2 to Warrants to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K/A filed on March 14, 2023)

10.1	Amendment No. 4 to Loan and Security Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 24, 2023)
10.2

Purchase Agreement, dated March 10, 2023, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on From 8-K filed on March 13, 2023)

10.3

Registration Rights Agreement, dated March 10, 2023, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on From 8-K filed on March 13, 2023)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heart Test Laboratories, Inc.

Date: March 16, 2023	By:	/s/ Andrew Simpson
	Name:	Andrew Simpson
	Title:	President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)

Date: March 16, 2023	By:	/s/ Danielle Watson
	Name:	Danielle Watson
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)