Form 10-K
period 2023-04-30
Heart Test Laboratories, Inc.
filed 2023-07-19
CIK 1468492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2023

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter ended October 31, 2022, was approximately $17.9 million, based on the closing price of $2.45 for the registrant's common stock on October 31, 2022. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, executive officers, affiliated holders of 10% or more of the registrant’s common stock and their affiliates.

As of July 17, 2023 there were 10,362,284 shares of the registrant's common stock issued and outstanding.

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
•
our ability to receive regulatory clearance for the MyoVista wavECG (the “MyoVista”) from the U.S. Food and Drug Administration (the “FDA”), state regulators, if any, or other similar foreign regulatory agencies, including approval to conduct clinical trials, the timing and scope of those trials and the prospects for regulatory approval or clearance of, or other regulatory action with respect to the MyoVista or other future potential products;
•
our ability to further advance the development of the MyoVista, our 12-lead electrocardiograph ("ECG") device that also incorporates an additional proprietary artificial intelligence ("AI")-based algorithm that we have been designing to detect cardiac dysfunction, and future potential products;
•
our ability to launch sales of the MyoVista into the U.S. and any future potential products into the U.S.;
•
our assessment of the potential of the MyoVista and any future potential products;
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
•

i

•
the ultimate impact of the COVID-19 pandemic, or any other health epidemic, on our business, our clinical trials, our research programs, healthcare system or the global economy as a whole;
•
the impact of competition and new technologies;
•
general market, political and economic conditions in the countries in which we operate;
•
our ability to develop new devices and intellectual property;
•
changes in our strategy; and
•
potential litigation.

These statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” and elsewhere in this Annual Report on Form 10-K. You should not rely upon forward-looking statements as predictions of future events.

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

The Company will continue to file annual, quarterly and current reports, proxy statements and other information with the SEC. Forward-looking statements speak only as of the dates specified in such filings. Except as expressly required under federal securities laws and the rules and regulations of the SEC, we do not undertake any obligation to update any forward-looking statements to reflect events or circumstances arising after any such date, whether as a result of new information or future events or otherwise. You should not place undue reliance on the forward-looking statements included in this report or that may be made elsewhere from time to time by us, or on our behalf. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

NOTE REGARDING COMPANY REFERENCES

Throughout this Annual Report on Form 10-K, “HeartSciences,” the “Company,” “we,” “us” and “our” refer to Heart Test Laboratories, Inc. References to "Fiscal 2024" refer to the 12-months ending April 30, 2024, references to "Fiscal 2023" refer to the 12-months ended April 30, 2023, and references to "Fiscal 2022" refer to the 12-months ended April 30, 2022.

Unless defined elsewhere, capitalized terms used in this Annual Report on Form 10-K are defined in the "Glossary of Terms" appearing directly before Part III.

ii

iii

PART I

Item 1. Business.

Company Overview

We are a medical technology company focused on applying innovative AI-based technology to an ECG, also known as an “EKG,” to expand and improve an ECG’s clinical usefulness. Our objective is to make an ECG a far more valuable cardiac screening tool, particularly in frontline or point-of-care clinical settings. HeartSciences’ first product candidate for FDA clearance, the MyoVista is a resting 12-lead ECG that is designed to provide diagnostic information related to cardiac dysfunction as well as conventional ECG information in the same test. The cardiac dysfunction information has only traditionally been available through the use of cardiac imaging. Our business model, which involves the use of the MyoVista and consumables for each test, is expected to be “razor-razorblade” as the cable connection to the electrodes used with the MyoVista are proprietary to HeartSciences, and new electrodes are used for every test performed.

Our device is not cleared for marketing by the FDA and our future success is dependent upon receiving FDA De Novo clearance for the MyoVista. Additional funding may be required as part of achieving FDA clearance and thereafter would be required to support the sales launch of the MyoVista into the U.S., provide working capital and support further research and development (“R&D”).

We believe that there is currently no low-cost, front-line, medical device that is effective at screening for heart disease. As a result, we believe that frontline physicians face a significant challenge in determining if a patient has heart disease. Although many think of the ECG as the frontline test for heart disease, in 2012, the United States Preventive Services Task Force conducted an evaluation of conventional ECG testing and stated: “There is no good evidence the test, called an ECG, helps doctors predict heart risks any better than traditional considerations such as smoking, blood pressure and cholesterol levels in people with no symptoms.”

ECG devices record the electrical signals of a patient’s heart. The ECG is a ubiquitous, relatively low-cost, simple and quick test; it is portable and can be performed in a wide range of clinical settings by a non-specialist clinician or clinical aide. There are three basic categories of heart disease: electrical (such as an arrhythmia), structural (such as valvular disease) and ischemic (such as coronary artery disease, or CAD). Conventional resting ECGs have limited sensitivity in detecting structural and ischemic disease and are typically used for diagnosing cardiac rhythm abnormalities, such as atrial fibrillation, or acute coronary syndrome, such as a myocardial infarction which is also known as a heart attack. However, traditional ECGs have a limited role in identifying cardiac dysfunction associated with structural and ischemic disease.

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

“These represent some of the most significant advances in electrocardiography since its inception, which has historically had a limited, if any, role in the evaluation of cardiac dysfunction. In the past, our cardiovascular community was resigned to the fact that surface ECGs are poor indicators for cardiac dysfunction.”

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

New Class II devices, such as the MyoVista, require FDA De Novo premarket review. The MyoVista along with its proprietary software and hardware is classified as a Class II medical device by the FDA. Premarket review and clearance by the FDA for these devices is generally accomplished through the 510(k) premarket notification process or De Novo classification request, or petition process. We previously submitted an FDA De Novo classification request in December 2019 and, following feedback and communications with the FDA during and since that submission, we have been making modifications to our device, including our proprietary algorithm. We are part-way through a new, pivotal clinical validation study and have been undertaking device and algorithm development testing for a revised FDA De Novo submission, which we expect to be filed during 2023. Assuming the submission occurs in 2023, we would anticipate a determination by the FDA in 2024 which, if successful, would provide the ability to market and sell the MyoVista in the U.S.

Heart Disease Facts and Current ECG Testing Limitations

Heart disease refers to a variety of conditions that affect the heart—including heart rhythm problems, heart valve problems, genetic defects and blood-vessel diseases such as CAD. It is often referred to as the “silent killer” and, according to the American Heart Association, one in three patients are not properly diagnosed until after a heart attack occurs, as well, 50% of men and 64% of women who died suddenly of coronary heart disease had no previous symptoms. Statistics published by the U.S. Centers for Disease Control and Prevention, or CDC, show that in the United States heart disease is the leading cause of death for both men and women, across most racial and ethnic groups. According to the CDC, in the United States, one person dies from cardiovascular disease every 34 seconds. In 2020, about 20.1 million adults aged 20 and older have CAD (about 7.2%), with approximately one in five heart attacks being a silent heart attack therefore the person is not even aware of it, but the damage is done. Approximately 697,000 people in the U.S. died from heart disease in 2020, that’s one in every five deaths. The scale of the problem is similar worldwide. In 2020, the World Health Organization confirmed that heart disease has remained the leading cause of death at the global level for the last 20 years. Cardiovascular diseases are the leading cause of death globally. An estimated 17.9 million people died from cardiovascular diseases in 2019, representing 32% of all global deaths.

The 2019 National Ambulatory Medical Care Survey showed there were approximately 1 billion ambulatory care visits in the U.S. with a high incidence of patients with risk factors for heart disease (33% had hypertension, 15% had diabetes and 7% had a history of CAD, ischemic heart disease or myocardial infarction).

As heart disease progresses to more acute stages, the cost to treat patients increases significantly. Cardiovascular disease is the leading cost to the healthcare system and is estimated to be responsible for one in every six healthcare dollars spent in the United States. Heart disease cost the United States about $229 billion in each of 2017 and 2018, including the cost of health care services, medicines, and lost productivity due to death. Governments, healthcare providers and payors are motivated to shift the diagnosis and management of these conditions to earlier stages where better patient outcomes can be delivered at lower costs.

We believe that there is currently no low-cost, front-line, medical device that is effective at screening for heart disease. As a result, frontline physicians face a significant challenge in determining if a patient should be treated for heart disease. The conventional ECG is thought of by many to be the front-line tool in cardiac testing, but it has poor sensitivity in detecting CAD or structural heart disease.

Overuse of Expensive Cardiology-Based Diagnostic Testing

We believe that the absence of cost-effective front-line or primary-care-based testing has resulted in the over-use of costly cardiology-based diagnostic tests. Noninvasive cardiac tests are significant contributors to healthcare costs, accounting for greater than 40% of Medicare Part B spending on medical imaging, or over $17 billion annually according to the U.S. Centers for Medicare & Medicaid Services (“CMS”). There are a variety of effective, though expensive, diagnostic tests for patients used to detect heart disease. These are typically performed in a specialist cardiology or hospital setting and include:

•
Stress ECG testing, a non-invasive diagnostic test with a cost of approximately $200 with, according to the American College of Cardiology, a sensitivity of 68% in the detection of CAD.
•
Echocardiogram, or echo, a non-invasive diagnostic imaging test, similar to an ultrasound, that is effective in the detection of heart disease; however, the Medicare cost of an echo in a hospital is approximately $600 and can be as much as $3,000 if performed privately.
•
Cardiac imaging tests, such as nuclear stress tests and coronary computerized tomography angiograms alternatively can be conducted noninvasively, but typically cost $1,000 or more.
•
Coronary angiogram, an invasive test in which dye that is visible by X-ray is injected into the blood vessels of the heart. A coronary angiogram can cost in excess of $5,000.

Diastolic Dysfunction, an Early Indicator of Heart Disease

The symptoms and causes of cardiac dysfunction have been researched for many years. The causes of cardiac dysfunction during the contraction (systolic) phase, also called reduced left ventricular ejection fraction, have been well understood for many years. However, according to the American Heart Association Statistics Committee report in 2013, approximately 50% of patients with heart failure (“HF”) symptoms have ejection fraction measures that are not markedly abnormal. In addition, multiple articles published by the National Institutes of Health (“NIH”), state that approximately 50% of HF cases are due to severe diastolic dysfunction, also called heart failure with preserved ejection fraction. HF with preserved ejection fraction (“HFpEF”) is a clinical syndrome in which patients have symptoms and signs of HF with normal or near-normal left ventricular ejection fraction (“LVEF”) (LVEF ≥50%). Roughly half of all patients with HF worldwide have an LVEF ≥50% and nearly half have an LVEF <50%. Thanks to the increased scientific attention about the condition and improved characterization and diagnostic tools, the incidence of HF with reduced ejection fraction (“HFrEF”) dropped while that of HFpEF has increased by 45%. As a result, understanding the causes and progression of diastolic dysfunction has become a key area of scientific and clinical interest. This research has led to the understanding that almost all patients with systolic dysfunction also have diastolic dysfunction and almost all types of heart disease including CAD, valvular disease, cardiomyopathy, hypertension, congenital heart disease, and pericardial disease induce diastolic dysfunction.

According to an article by Dr. Dalane W. Kitzman, MD and Dr. William C. Little, MD published in the February 14, 2012 issue of the Journal of the American Heart Association, diastolic performance is sensitive to nearly all of the common disease processes that affect cardiovascular function. The article indicates that left ventricular, or LV, diastolic function is impaired by all of the common disease processes that affect LV function or produce LV hypertrophy or fibrosis, including hypertension, diabetes, ischemia, myocarditis, toxins, and infiltrative cardiomyopathies. LV diastolic dysfunction (“LVDD”), begins early in the heart disease process and continues to increase in severity as heart disease progresses. LVDD is now recognized as one of the earliest signs of heart disease and typical onset occurs when a patient is still asymptomatic. We believe that the early detection of diastolic dysfunction can be a clinically valuable marker for almost all forms of heart disease and age-related cardiac abnormalities that may otherwise be missed by current conventional ECG devices.

Product and Technology

The MyoVista has been developed in response to the relatively recent understanding in cardiology that most forms of heart disease are associated with LV relaxation abnormalities and diastolic dysfunction. The MyoVista is a 12-lead resting ECG device that features our proprietary algorithm developed to detect cardiac dysfunction in the diastolic phase, specifically slower than normal left ventricular relaxation rates with age-adjustment for older patients in accordance with the American Society of Echocardiology Guidelines.

The MyoVista also includes the capabilities of a full-featured conventional 12-lead resting ECG including analysis using the Glasgow Algorithm, also known as the Glasgow ECG Interpretation Algorithm. Developed by the University of Glasgow in the United Kingdom, the 12-lead ECG Analysis Algorithm has been relied upon for more than 35 years and is a widely used resting ECG interpretive algorithm. The Glasgow Algorithm has been improved over the years and is licensed to us pursuant to a licensing agreement with The University Court of the University of Glasgow, under which we obtained a non-exclusive, worldwide license, which includes automatic renewal provisions, to software modules for an Android platform for analysis of resting 12-lead electrocardiograms and all intellectual property rights (including patents, copyright, trademarks, trade secrets and know-how) relating to the software modules to be used in the MyoVista (the “Glasgow Licensing Agreement”).

In the MyoVista, the conventional ECG (including the Glasgow Algorithm) and our proprietary algorithm, designed to detect impaired left ventricular cardiac relaxation abnormalities, are combined as a single test with results presented separately. The MyoVista has a high-resolution touchscreen display and incorporates many easy and intuitive to use features commonly associated with a tablet device.

MyoVista device with 1 lead view of signal processed waveform

Market Opportunity

Diagnostic Gap

We believe that the significant diagnostic gap in heart disease is early identification. Heart disease often remains asymptomatic for many years until it reaches an acute stage, at which point many patients have a heart attack or die without prior diagnosis of disease. For this reason, heart disease is often referred to as the “silent killer.” In 2012, the United States Preventative Services Task Force stated that there is no good evidence that an ECG helps physicians predict heart risks in people with no symptoms any better than traditional considerations such as smoking, blood pressure and cholesterol levels, acknowledging the diagnostic gap that currently exists.

According to the CDC, cardiovascular disease remains the largest cost for the U.S. healthcare system at approximately $219 billion per year. The cost of treating acute cardiac events and heart failure is especially high in comparison to preventative treatment. Governments, healthcare providers and third-party payors are focused on shifting the diagnosis and management of heart disease to earlier stages where better patient outcomes can be delivered at lower cost; however, to make substantial progress the existing diagnostic gap needs to be closed.

We believe that the scale of cardiac disease as well as changing demographics, growing ECG market, impetus to identify risks earlier through low-cost testing which is better able to detect heart disease at an early stage, along with the increasing number and type of health care settings creates a significant opportunity for a device such as the MyoVista.

Changing Demographics

Heart disease is most commonly found in individuals age 65 and older with incidences of heart disease increasing at 65 years for men and 71.8 years for women. According to the Organization for Economic Co-operation and Development, advances in the field of medicine have led to an increase in life expectancy which, as of 2020, was estimated to average 77.3. years for a person in the U.S., up from 75.4 years in 1990. As life expectancy increases, the average age of the population is expected to increase. According to the U.S. Health and Human Services — Office of the Inspector General (the “HHS”), the population age 65 and older increased from 38.8 million in 2008 to 52.4 million in 2018 (a 35% increase) and is projected to reach 94.7 million by 2060. By 2030, more than 20 percent of U.S. residents are projected to be age 65 and over. Since heart disease is most commonly found in individuals age 65 years and older, and that population pool is increasing, we believe there is a significant opportunity for a device such as the MyoVista.

Growing ECG Market

The demand for electrocardiograph devices and related supplies known as electrodes is on the rise worldwide. Despite the limitations of the conventional ECG and healthcare guidance around the world that recommends against its use for screening, in the absence of a better alternative, the ECG remains a ubiquitous and widely-used test throughout healthcare including non-cardiology settings. It is estimated that 1.5 million to 3.0 million ECGs are performed worldwide every day, making it one of the most commonly used cardiovascular diagnostic tests in healthcare and a fundamental tool in clinical practice. It is estimated that more than 100 million ECGs are performed each year in the United States. The 2019 National Ambulatory Medical Care Survey indicated that office-based patient care physicians, excluding anesthesiologists, radiologists and pathologists, ordered or provided 47 million ECG tests during office visits, and the 2020 National Hospital Ambulatory Medical Care Survey showed that during ambulatory care visits to hospital emergency departments, an additional 32 million ECG tests were ordered or performed by hospital emergency departments.

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

It is our belief that the MyoVista is positioned to respond to the global need for more effective, low-cost ECG testing that screens for heart disease.

Changing Nature of Healthcare Providers

The delivery of healthcare in the U.S. is evolving. Alternative treatment sites, such as retail clinics, concierge medicine, urgent care clinics and ambulatory surgical centers, deliver care from qualified providers in settings outside of emergency departments, hospitals or traditional physician offices. We expect this trend to accelerate the drive to provide more effective preventative care and represents a significant opportunity for the introduction of the MyoVista as a new medical device that offers an enhanced ability to screen for heart disease.

Capitation Provides an Incentive to Identify Medicare Advantage Patients

Healthcare providers are paid either through fee-for-service or capitation. Fee-for-service is a payment model where services are unbundled and paid for separately. In health care, the fee-for-service payment model incentivizes physicians to provide more treatments because payment is dependent on the quantity, rather than quality, of care. Capitation is a payment arrangement that pays a physician or group of physicians a set amount for each enrolled person assigned to them, per period of time, whether or not that person seeks care. Under capitation, the amount of remuneration is based on the average expected healthcare utilization of that patient, with greater payment for patients with significant history of medical problems.

Approximately 48% (approximately 28 million people) of those covered by Medicare according to CMS are enrolled in a Medicare Advantage plan. With respect to these patients, CMS pays capitation to healthcare providers. CMS uses risk adjustment to adjust capitation payments to health plans, either higher or lower, to account for the differences in the health costs of individuals with ailments such as heart failure, CAD, angina and valvular heart disease. Accordingly, under CMS guidelines, risk factor adjustments per patient will provide payment that is higher for sicker patients who have conditions where diagnosis codes are documented in the medical record as a result of a face-to-face visit. Therefore, there is a financial incentive to identify those Medicare Advantage patients who are sicker, including those who have undiagnosed ailments such as heart disease. We believe that undiagnosed heart disease represents a significant problem, and we believe insurance plans that have a high number of Medicare Advantage patients could be a target market for the MyoVista.

Market Strategy

General

Our objective is to make the MyoVista a standard-of-care diagnostic test. Our business model, which involves the capital sale (typically any item that would be capitalized as an asset and not expensed as a supply item) of the MyoVista and the use of proprietary supplies (electrodes) for each test, is “razor-razorblade.” The electrode connection system of the MyoVista is patented which, together with our proprietary high quality electrodes, facilitate high quality, stable ECG signal capture. New electrodes are needed for each test. Our proprietary electrodes, when purchased, would provide recurring per-test revenue for each MyoVista sold. In short, we do not expect to primarily rely on high initial device pricing and instead will seek to encourage the adoption of the MyoVista and intend to rely on recurring revenue from electrode sales as an important aspect of our business model.

Territories

Our initial sales focus will primarily be within the U.S where we intend to market the MyoVista using a direct sales force following FDA clearance. Outside of the U.S., for markets such as Europe and Latin America, we intend to utilize medical device distributors that have existing healthcare provider relationships and experience selling ECG devices, which will be supported by a small number of local field personnel.

Potential Markets

We believe that there is a large variety of potential markets for the MyoVista. Conventional ECGs are used throughout healthcare in almost every clinical setting including clinics, doctor’s offices, urgent care centers, and hospitals. We believe that, in many of those settings, the additional information on cardiac dysfunction which the MyoVista is designed to provide, in addition to the conventional ECG information provided, could be extremely valuable.

The MyoVista’s range of applications and potential uses are vast, and include providing:

•
Primary care — front-line cardiac testing/referral tool, heart disease screening.
•
Retail Healthcare — access to ECG testing at retail sites such as CVS, Walmart and Walgreens.
•
Emergency Departments — enhanced ECG testing for emergency room patients.
•
Cardiologists — prescreening cardiology patients.
•
Hospitals — in-patient testing or testing prior to discharge, particularly cardiac wards.
•
Surgery — pre-anesthesia testing, pre/post intervention.
•
Life Insurance testing — ECGs when required in connection with the issuance of life insurance policies.
•
Specialty Environments — screening for conditions such as, cardiomyopathy, cardiac oncology, drug trials, heart failure, and diabetes.
•
Athlete testing — cardiac screening programs for athletes.

Early Target Markets

Initially, our focus markets will be on: cardiology; primary care providers that serve upper to middle income regions including concierge medicine providers; retail clinics; and insurers with high levels of Medicare Advantage patients.

Reimbursement

In addition to targeting the health care settings described above, a key element of our strategy is to qualify for third-party payor reimbursement. This strategy has two stages. During the first stage, we intend to seek the support of the American College of Cardiology to use existing Current Procedural Terminology, or CPT, codes for the standard ECG functionality of the MyoVista. CPT codes are numbers assigned to each task or service provided by a healthcare provider including medical, surgical and diagnostic services. Insurers use the numbers to determine the amount to pay a provider. While we cannot be certain that we will receive such approval by ACC, this would provide physicians with the ability to use existing 12-lead ECG reimbursement codes. Medicare reimbursement for existing ECG testing procedures with interpretation and report ranges from approximately $17 to $55 depending on the type of healthcare facility. These charges would go directly to the healthcare facility/ physician.

After this initial stage, our longer-term reimbursement strategy is to obtain additional reimbursement for the MyoVista capabilities related to detecting cardiac dysfunction. In July 2022, the American Medical Association issued new CPT Category III codes for novel AI assistive algorithmic ECG risk assessment for cardiac dysfunction. These codes are expected to cover the proprietary algorithm to be incorporated in the MyoVista. CPT Category III codes are designed to facilitate the use, adoption, and potential reimbursement of emerging technologies. The new codes went into effect in the CPT codebook on January 1, 2023. While we cannot be certain that these new codes will ultimately lead to the issuance of CPT Category I codes, or that insurance coverage or payment can be obtained, if successful, this could potentially provide total reimbursement that is larger than reimbursement for conventional ECG devices, which, in turn, could provide MyoVista with a competitive advantage as compared to conventional ECG devices.

Competition

The medical device industry is characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. There are many medical device companies, biotechnology companies, public and private universities and research organizations actively engaged in the research and development of products that may be similar to the MyoVista. Competitors could include traditional ECG manufacturers such as GE Healthcare Technologies, Inc., (“GE Healthcare”), Koninklijke Philips N.V. (“Philips”), Baxter International, Inc. (“Baxter”), and Nihon Kohden Corporation that may seek to innovate, and new commercial entrants to the AI ECG market, such as Anumana, Inc. or companies involved in AI healthcare, such as Tempus Labs, Inc. that also see the opportunity to finally innovate in a market that, we believe, has significant need for improved products and technology change.

Intellectual Property

Our technology is protected by a patent portfolio as well as trade secrets, which together comprise an important part of the intellectual property protection for our existing and any future proprietary algorithms (especially when developing proprietary algorithms). We believe that the combination of patents and trade secrets creates valuable competitive barriers in favor of HeartSciences.

The USPTO has issued eight utility patents and one design patent to us. The patent expiration dates range from March 2031 to August 2040. We also have fourteen international design registrations and eighteen international utility patents granted (with expiration dates ranging from September 2036 to March 2037) in jurisdictions such as China, Japan, South Korea, the United Kingdom, France, Germany, Mexico and Australia. We currently have several pending patent applications in multiple jurisdictions including India, Brazil, Europe and the United States.

In addition, we have entered into two agreements that are material to our rights to the intellectual property utilized in the MyoVista:

•
In January 2014, we entered into an invention assignment agreement under which certain specified MyoVista technology and proprietary and intellectual property rights thereto (including patents,

copyright, trademarks, trade secrets and know-how) were transferred and assigned to us by the inventor; and
•
In December 2015, we entered the Glasgow Licensing Agreement with The University Court of the University of Glasgow under which we obtained a non-exclusive, worldwide license to software modules for an Android platform for analysis of resting 12-lead electrocardiograms and all intellectual property rights (including patents, copyright, trademarks, trade secrets and know-how) relating to the software modules to be used in the MyoVista.

Research and Development

The Company’s R&D staff designs our hardware, software and AI-based algorithms. Hardware development assistance is provided by outside consulting firms. The Company internally develops the signal processing software elements along with outside assistance. The user interface elements of the software are designed by the Company along with the assistance of outside consultants. The data science work necessary to build the AI-based algorithms is performed both internally and externally using outside consultants. Incorporation of all software elements into the MyoVista hardware is performed internally. We currently employ four full-time R&D staff.

We believe, based on our research and other published research, that further algorithms could be developed for a range of additional clinical indications. Studies involving use of the MyoVista and proof of concept algorithms for alternative clinical indications have already been published and there is a growing body of third- party published research in this field.

On November 29, 2022, we entered into a multi-year collaboration agreement with Rutgers, The State University of New Jersey, to develop AI-based ECG algorithms with our intention being to augment our product development pipeline for additional new ECG algorithms in the medium term. We believe that in the future the ECG will have significantly greater clinical value and will facilitate far more effective heart disease screening and referral.

Implications of Being an “Emerging Growth Company” and a “Smaller Reporting Company”

We qualify as an “emerging growth company” under the Jumpstart our Business Startups Act of 2012, or the JOBS Act. For so long as we remain an emerging growth company, we may take advantage of relief from certain reporting requirements and other burdens generally applicable to public companies. In particular, as an emerging growth company we:

•
are not required to obtain an attestation and report from our auditors on our management’s assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act;
•
are not required to provide a detailed narrative disclosure discussing our compensation principles, objectives and elements and analyzing how those elements fit with our principles and objectives (commonly referred to as “compensation discussion and analysis”);
•
are not required to obtain a non-binding advisory vote from our shareholders on executive compensation or golden parachute arrangements (commonly referred to as the “say-on-pay,” “say-on-frequency” and “say-on-golden-parachute” votes);
•
are exempt from certain executive compensation disclosure provisions requiring a pay-for-performance graph and CEO pay ratio disclosure;
•
may present only two years of audited financial statements and only two years of related Management’s Discussion & Analysis of Financial Condition and Results of Operations (“MD&A”); and
•
are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act.

We intend to take advantage of these reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act. Our election to use the phase-in periods may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the phase-in periods under §107 of the JOBS Act. Please see “Risk Factors—We are an ‘emerging growth company,’ and any decision on our part to comply with certain reduced disclosure requirements applicable to emerging growth companies could make the Common Stock less attractive to investors.”

Under the JOBS Act, we may take advantage of the above-described reduced reporting requirements and exemptions for up to five years after our initial sale of common equity pursuant to a registration statement declared effective under the Securities Act of 1933, as amended (the “Securities Act”), or such earlier time that we no longer meet the definition of an emerging growth company. In this regard, the JOBS Act provides that we would cease to be an “emerging growth company” if we have more than $1.235 billion in annual revenue, have more than $700 million in market value of our Common Stock held by non-affiliates (and are not otherwise eligible to be a smaller reporting company), or issue more than $1 billion in principal amount of non-convertible debt over a three-year period. Further, under current SEC rules we will continue to qualify as a “smaller reporting company” for so long as we have a public float (i.e., the market value of common equity held by non-affiliates) of less than $250 million as of the last business day of our most recently completed second fiscal quarter.

Certain of the reduced reporting requirements and exemptions available to us as an “emerging growth company” are also available to us due to the fact that we also qualify as a “smaller reporting company” under the SEC rules. For instance, smaller reporting companies are not required to obtain an auditor attestation and report regarding internal control over financial reporting; are not required to provide a compensation discussion and analysis; are not required to provide a pay-for-performance graph or CEO pay ratio disclosure; and may present only two years of audited financial statements and related MD&A disclosure.

If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. We will continue to be a smaller reporting company so long as (i) the market value of our stock held by non-affiliates is less than $250 million as of the last business day of our second fiscal quarter or (ii) our annual revenue was less than $100 million during our most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of the last business day of our second fiscal quarter. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Reports on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Corporate Information

We are a Texas corporation based in Southlake, Texas and were incorporated in Texas in August 2007. Our principal executive offices are located at 550 Reserve Street, Suite 360, Southlake TX 76092. Our telephone number is 682-237-7781. We are doing business under an assumed name, HeartSciences. Our website address is www.heartsciences.com. We make available through our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Also posted on our website are certain corporate governance documents, including our Code of Business Conduct and Ethics. The reference to our website is textual in reference only, and the information included or referred to on, or accessible through, our website does not constitute part of, and is not incorporated by reference into, this report or any other filing.

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

Employees and Independent Contractors

As of July 17, 2023, we had 12 employees (including our Chief Executive Officer), all of which are full-time employees, and 6 independent contractors. All of our employment and consulting agreements include employees’ and consultants’ undertakings with respect to non-competition and assignment to us of intellectual property rights developed in the course of employment and with respect to confidentiality.

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
•
We have been notified by The Nasdaq Stock Market LLC of our failure to comply with certain continued listing requirements and, if we are unable to regain compliance with all applicable continued listing requirements and standards of Nasdaq, our Common Stock could be delisted from Nasdaq.
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
•
If third-party payors do not provide adequate coverage and reimbursement for the use of the MyoVista, our revenue will be negatively impacted;
•
We will be dependent upon third-party manufacturers and suppliers, making us vulnerable to supply shortages and problems, increased costs and quality or compliance issues, any of which could harm our business;

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
•
If the third parties on which we rely to conduct our clinical studies and to assist us with pre-clinical development do not perform as required or expected, we may be delayed or unable to obtain regulatory clearance or approval for sales launch of our device in the U.S.;
•
We may encounter substantial delays in our clinical studies, or we may fail to demonstrate specificity and sensitivity to the satisfaction of applicable regulatory authorities;
•
The results of future clinical studies may not support additional or new claims for future products or may result in the discovery of adverse side effects;
•
Failure to comply with post-marketing regulatory requirements could subject us to enforcement actions, including substantial penalties, and might require us to recall or withdraw a product from the market;
•
The MyoVista must be manufactured in accordance with federal, state and foreign regulations, and we could be forced to recall our devices or terminate production if we fail to comply with these regulations; and
•
Our device may cause or contribute to adverse medical events or be subject to failures or malfunctions that we are required to report to the FDA, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, financial condition and results of operations.

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

Risks Related to the Ownership of our Securities:

•
The market price of our Common Stock may be highly volatile, and you could lose all or part of your investment;
•
Future sales of a substantial number of shares of our Common Stock by our existing shareholders could cause our stock price to decline;
•
If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they publish negative reports regarding our business or our securities, our share price and trading volume could decline;
•
We have identified weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future; and
•
We are an “emerging growth company,” and any decision on our part to comply with certain reduced disclosure requirements applicable to emerging growth companies could make the Common Stock less attractive to investors.

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

We are a development-stage medical device company with a limited operating history. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the medical device industry. To date, we have generated limited revenue from the sale of the MyoVista during its development stage. We have incurred losses in each year since our inception, including net losses of approximately $6.4 million and $4.8 million for Fiscal 2023 and Fiscal 2022, respectively. As of April 30, 2023, we had an accumulated deficit of approximately $60.8 million and stockholder’s equity of approximately $0.23 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for additional information.

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

We have been notified by The Nasdaq Stock Market LLC of our failure to comply with certain continued listing requirements and, if we are unable to regain compliance with all applicable continued listing requirements and standards of Nasdaq, our Common Stock could be delisted from Nasdaq.

Our Common Stock and IPO Warrants are currently listed on Nasdaq. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements.

On December 21, 2022, we received notice from the Listing Qualifications Staff of Nasdaq indicating that we were not in compliance with the Minimum Stockholders’ Equity Requirement, because our stockholders’ equity of $1,082,676 as reported in our Quarterly Report on Form 10-Q for the period ended October 31, 2022 was below the required minimum of $2.5 million, and because, as of October 31, 2022, we did not meet the alternative compliance standards, relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.

On February 3, 2023, we submitted to Nasdaq a plan to regain compliance with the Minimum Stockholders’ Equity Requirement. On February 8, 2023, Nasdaq notified us that they have granted us an extension of up to 180 calendar days from December 21, 2022, or through June 19, 2023, to regain compliance. On June 20, 2023, we received a delist determination letter from Nasdaq advising us that Nasdaq determined that we did not meet the terms of the extension by the June 19, 2023 deadline.

On June 27, 2023, we submitted a hearing request to the Nasdaq Hearing Panel (the "Panel") to appeal the delisting determination. In response to our request for a hearing, on June 27, 2023, we received a letter from Nasdaq stating that its delisting action has been stayed, pending a final decision by the Panel and a hearing will be held on August 17, 2023 at 12:00 p.m. via video conference. At the Panel hearing, we intend to present a plan to regain compliance with the Rule. In the interim, our Common Stock and IPO Warrants will continue to trade on Nasdaq under the symbols “HSCS” and “HSCSW” at least pending the ultimate conclusion of the hearing process. The Panel may, in its discretion, grant us up to an additional 180-day compliance period to regain compliance and maintain our Nasdaq listing; however, there can be no assurance that the Panel will grant such additional time, that our plan to regain compliance will be accepted by the Panel or that, if it is, we will be able to regain compliance with the applicable Nasdaq listing requirements.

There can be no assurances that we will be able to regain compliance with the Minimum Stockholders’ Equity Requirement or, if we do regain compliance with the Minimum Stockholders’ Equity Requirement, that we will be able to continue to comply with all applicable Nasdaq listing requirements in the future. If we are unable to maintain compliance with these Nasdaq requirements, our Common Stock and IPO Warrants will be delisted from Nasdaq.

In the event that our Common Stock and IPO Warrants are delisted from Nasdaq, as a result of our failure to comply with the Minimum Stockholders’ Equity Requirement, or due to our failure to continue to comply with any other requirement for continued listing on Nasdaq, and is not eligible for listing on another exchange, trading in the shares of our Common Stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our Common Stock, and it would likely be more difficult to obtain coverage by securities analysts and the news media, which could cause the price of our Common Stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a national exchange.

Our future operating results are dependent on regulatory approval for the MyoVista, which we have not received as of the date of filing of this Annual Report on Form 10-K.

The MyoVista is our only current product candidate. As a result, the success of our business plan is entirely dependent on our ability to obtain regulatory approval and to subsequently develop, manufacture and launch sales of the MyoVista into the U.S. Our failure to do so would likely cause our business to fail. Successful marketing of medical devices is a complex, lengthy, costly and uncertain process, dependent on the efforts of management, manufacturers, local operators, integrators, medical professionals, third-party payors, as well as general economic conditions, among other factors. For more information, see “—Risks Related to Our Business and Industry—Our future success depends on our ability to develop, receive regulatory clearance or approval for, and introduce the MyoVista to the market in a timely manner. If we do not obtain and maintain the regulatory registrations and clearances for our device, we will be unable to market and sell the MyoVista in the United States, Europe or other regions.” Any factor that adversely impacts the approval, development and sales launch of the MyoVista into the U.S. will have a negative impact on our business, financial condition and results of operations. We may face several challenges with respect to launching sales of the MyoVista into the U.S. including, among others, that:

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

Our independent registered public accounting firm has issued an opinion on our audited financial statements included in this Annual Report on Form 10-K that contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern because we have experienced recurring losses, negative cash flows from operations, and limited capital resources. These events and conditions indicate that a material uncertainty exists that may cast significant doubt on our ability to continue as a going concern. The perception that we may not be able to continue as a going concern may have a material adverse effect on our share price and our ability to raise new capital (whether it is through the issuance of equity or debt securities or otherwise), enter into critical contractual relations with third parties and otherwise execute our business objectives. Until we can generate significant recurring revenues, we expect to satisfy our future cash needs through debt or equity financing. We cannot be certain that additional funding will be available to us on acceptable terms, if at all. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Many of our competitors, such as GE Healthcare, Philips and Baxter, have long histories and strong reputations within the industry. These competitors have significantly greater brand recognition, and financial and human resources than we do. They also have more experience and capabilities in researching and developing diagnostic devices, obtaining and maintaining regulatory clearances and other requirements, manufacturing and marketing those products than we do. There is a significant risk that we may be unable to overcome the advantages held by our competition, and our inability to do so could lead to the failure of our business and the loss of your investment. In addition, we may be unable to develop additional products in the future or to keep pace with developments and innovations in the market and lose market share to our competitors.

Medical device markets, and more specifically ECG technologies and solutions markets, are competitive, which can lead to, among other things, price reductions, longer selling cycles, lower product margins, loss of market share and additional working capital requirements. To succeed, we must, among other critical matters, gain consumer acceptance for our device as compared to other solutions currently available in the cardiac screening market or advanced cardiac screening offering. For more information regarding risks related to our dependence on physician acceptance, see “— Our success will be dependent upon physician acceptance.”

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

As of July 17, 2023, we had 12 full-time employees and several independent consultants. Our future growth and success depend, to a large extent, on the continued service of members of our current management. Any of our employees and contractors may leave our Company or discontinue services at any time. Our operational success will substantially depend on the continued employment of our management, including our executive officers, technical staff and other key personnel. We do not currently maintain key person life insurance policies on any of our employees. The loss of key personnel may have an adverse effect on our operations and financial performance and adversely affect our ability to execute our business plan.

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

Since we anticipate conducting business outside of the U.S., we anticipate that we will be subject to rules and regulations in non-U.S. jurisdictions. In some countries, pricing may be subject to governmental control under certain circumstances. In these countries, pricing negotiations with governmental agencies can take considerable time after the receipt of marketing approval for a medical device. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost- effectiveness of the MyoVista to other available products. If reimbursement of our device is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions and other trade laws and regulations. We could face serious consequences for any violations of such laws and regulations.

Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions and other trade laws and regulations, which are collectively referred to as Trade Laws, prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors and other partners from authorizing, promising, offering, providing, soliciting or receiving, directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We also expect our non-U.S. activities to increase over time. We plan to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals, and we can be held liable for the corrupt or other illegal activities of our personnel, agents or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

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

Despite the implementation of security measures and safeguards intended to secure our data against impermissible access and to preserve the integrity and confidentiality of our data, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, including under data privacy and protection laws, damage to our reputation, disruption to our operations, and the further development of the MyoVista. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology, or IT, and infrastructure, we may be vulnerable to cyber-attacks by hackers or viruses or breached due to employee error, malfeasance or other disruptions. We rely extensively on IT systems, networks and services, including internet sites, data hosting and processing facilities and tools, physical security systems and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third parties or their vendors, to assist in conducting our business. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by our workforce, others with authorized access to our systems or unauthorized persons could negatively impact operations. The ever- increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional dissemination or intentional destruction of confidential information stored in our or our third-party providers’ systems, portable media or storage devices. We could also experience a business interruption, theft of confidential information or reputational damage from industrial espionage attacks, malware or other cyber- attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third- party providers. Although the aggregate impact on our operations and financial condition has not been material to date, we may become the target of events of this nature and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent in the industry. There can be no assurance, however, that our efforts will prevent breakdowns or breaches to our or our third-party providers’ databases or systems that could materially and adversely affect our business, financial condition and results of operations.

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

In addition, the occurrence of catastrophic events, such as war, hurricanes, storms, earthquakes, tsunamis, floods, medical epidemics and other catastrophes that adversely affect the business climate in any of our markets could have a material adverse effect on our business, financial condition and results of operations. Some of our operations are located in areas that may be in the future, susceptible to such occurrences.

The outbreak of COVID-19, or a similar pandemic, epidemic, or outbreak of an infectious disease in the United States or elsewhere, could have a material adverse impact on our business, financial condition and results of operations.

The outbreak of COVID-19 evolved into a global pandemic as COVID-19 spread to many regions of the world. The pandemic caused states of emergency to be declared in various countries, travel restrictions to be imposed globally and quarantines established in certain jurisdictions. The extent to which COVID-19 impacts our business and operating results may continue to depend on future developments that are uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, including variants, and the actions to contain COVID-19 or treat its impact, among others.

The spread of an infectious disease, such as COVID-19, may also result in the inability of our manufacturers to deliver components or finished products on a timely basis and may also result in the inability of our suppliers to deliver the parts required by our manufacturers to complete manufacturing of components or finished products. In addition, governments may divert spending from other budgeted resources as they seek to reduce and/or stop the spread of COVID-19. Such events may result in a period of business and manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. While the potential economic impact brought by the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from COVID-19 could materially and adversely affect our business and the value of our Common Stock.

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

The misuse or off-label use of our device may harm our reputation in the marketplace, could potentially cause harm to the patient and lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.

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

Many federal, state and foreign healthcare laws and regulations apply to medical devices. We may be subject to certain federal and state regulations, including the federal healthcare programs’ Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, offering, receiving, or paying any remuneration, directly or indirectly, in cash or in kind, to induce or reward purchasing, ordering or arranging for or recommending the purchase or order of any item or service for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid; the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of, or payment for, healthcare benefits, items or services; the federal Civil Monetary Penalties Law, which authorizes the imposition of substantial civil monetary penalties against an entity that engages in activities including, among others (1) knowingly presenting, or causing to be presented, a claim for services not provided as claimed or that is otherwise false or fraudulent in any way; (2) arranging for or contracting with an individual or entity that is excluded from participation in federal healthcare programs to provide items or services reimbursable by a federal healthcare program; (3) violations of the federal Anti- Kickback Statute; or (4) failing to report and return a known overpayment; the federal False Statements Statute, which prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry, in connection with the delivery of or payment for healthcare benefits, items, or services; the federal civil False Claims Act, or the FCA, which prohibits, among other things, knowingly presenting, or causing to be presented claims for payment of government funds that are false or fraudulent, or knowingly making, using or causing to be made or used a false record or statement material to such a false or fraudulent claim, or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government; and other federal and state false claims laws. The FCA prohibits anyone from knowingly presenting, conspiring to present, making a false statement in order to present, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. This law also prohibits anyone from knowingly underpaying an obligation owed to a federal program. Increasingly, U.S. federal agencies are requiring nonmonetary remedial measures, such as corporate integrity agreements in FCA settlements. The DOJ announced in 2016 its intent to follow the “Yates Memo,” taking a far more aggressive approach in pursuing individuals as FCA defendants in addition to corporations.

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

In the normal course of business, we will receive health information and other highly sensitive or confidential information and data of patients and other third parties, which we compile and analyze. Our collection and use of this data, including that of our vendors, might raise privacy and data protection concerns, which could negatively impact our business. There are numerous federal, state and international laws and regulations regarding privacy, data protection, information security, and the collection, storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other data, and the scope of such laws and regulations may change, be subject to differing interpretations, and may be inconsistent among countries and regions we intend to operate in (e.g., the United States and the European Union),or conflict with other laws and regulations. The regulatory framework for privacy and data protection worldwide is, and is likely to remain for the foreseeable future, uncertain and complex, and this or other actual or alleged obligations may be interpreted and applied in a manner that we may not anticipate or that is inconsistent from one jurisdiction to another. Further, any significant change to applicable laws, regulations, or industry practices regarding the collection, use, retention, security, or disclosure of data, or any changes regarding the manner in which the consent of relevant users for the collection, use, retention, or disclosure of such data must be obtained, could increase our costs and require us to modify our services and products, possibly in a material manner, which we may be unable to complete, and may limit our ability to store and process patients’ data or develop new services and features.

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

In addition, we expect to obtain health information that is subject to privacy and security requirements under HIPAA and its implementing regulations. The Privacy Standards and Security Standards under HIPAA establish a set of standards for the protection of individually identifiable health information by health plans, health care clearing houses and certain health care providers, referred to as Covered Entities, and the business associates with whom Covered Entities enter into service relationships pursuant to which individually identifiable health information may be exchanged. Notably, whereas HIPAA previously directly regulated only Covered Entities, HITECH makes certain of HIPAA’s privacy and security standards also directly applicable to Covered Entities’ business associates. As a result, both Covered Entities and business associates are now subject to significant civil and criminal penalties for failure to comply with Privacy Standards and Security Standards. As part of our normal operations, we expect to collect, process and retain personal identifying information regarding patients, including as a business associate of Covered Entities, so we expect to be subject to HIPAA, including changes implemented through HITECH, and we could be subject to criminal penalties if we improperly handle or knowingly obtain or disclose individually identifiable health information in a manner that is not authorized or permitted by HIPAA. A data breach affecting sensitive personal information, including health information, also could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business. HIPAA requires Covered Entities (like many of our potential customers) and business associates (like us) to develop and maintain policies and procedures with respect to protected health information that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information. HITECH expands the notification requirement for breaches of patient-identifiable health information, restricts certain disclosures and sales of patient-identifiable health information, and provides for civil monetary penalties for HIPAA violations. HITECH also increased the civil and criminal penalties that may be imposed against Covered Entities and business associates and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and its implementing regulations and seek attorney’s fees and costs associated with pursuing federal civil actions. Additionally, certain states have adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA.

In addition, certain state laws govern the privacy and security of health-related and other personal information in certain circumstances, some of which may be more stringent, broader in scope or offer greater individual rights with respect to protected health information than HIPAA, many of which may differ from each other, thus, complicating compliance efforts. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California enacted the California Consumer Privacy Act, or CCPA, which creates individual privacy rights for California consumers (as defined in the law), including the right to opt out of certain disclosures of their information, and places increased privacy and security obligations on entities handling certain personal data of consumers or households and may apply to us in the future. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Further, the California Privacy Rights Act, or CPRA, was recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for sensitive data such as health information, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions have gone into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. The CCPA and CPRA are reflective of a trend toward more stringent privacy legislation in the United States, as other states or the federal government have followed or may follow California’s lead and increase protections for U.S. residents. For example, on March 2, 2021, the Virginia Consumer Data Protection Act, which went into effect on January 1, 2023, was signed into law, and on July 8, 2021 the Colorado Privacy Act, which took effect on July 1, 2023, was also signed into law. The CCPA has already prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, add layers of complexity to compliance in the U.S. market, increase our compliance costs and adversely affect our business.

Internationally, many jurisdictions have or are considering enacting privacy or data protection laws or regulations relating to the collection, use, storage, transfer, disclosure and/or other processing of personal data, as well as certification requirements for the hosting of health data specifically. Such laws and regulations may include data hosting, data residency or data localization requirements (which generally require that certain types of data collected within a certain country be stored and processed within that country), data export restrictions, international transfer laws (which prohibitor impose conditions upon the transfer of such data from one country to another), or may require companies to implement privacy or data protection and security policies, enable users to access, correct and delete personal data stored or maintained by such companies, inform individuals of security breaches that affect their personal data or obtain individuals’ consent to use their personal data.

The General Data Protection Regulation (the “GDPR”), which went into effect in May 2018, imposes stringent requirements for controllers and processors of personal data of individuals within the European Economic Area, or EEA. As Switzerland and the United Kingdom are not part of the European Union they enforce separate laws governing personal data, which are derived from or directly based on the GDPR. The GDPR applies to any company established in the EEA as well as to those outside the EEA if they collect, process, and use personal data in connection with the offering of goods or services to individuals in the EEA or the monitoring of their behavior. The GDPR, together with national legislation, regulations and guidelines of the EEA countries governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions involve the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EEA to jurisdictions deemed to have inadequate data protection laws, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for breaches of the data protection obligations. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater.

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the European Union, or EU, and the United

States remains uncertain. In 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union, or CJEU. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. The European Commission has published revised standard contractual clauses for data transfers from the EEA: the revised clauses must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must have been migrated to the revised clauses by December 27, 2022. If applicable, we would be required to implement the revised standard contractual clauses, in relation to relevant existing contracts and certain additional contracts and arrangements, within the relevant time frames. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR.

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

Competitors may infringe our intellectual property. If we were to initiate legal proceedings against a third- party to enforce a patent covering one of our new products or services, the defendant could counter claim that the patent covering our product is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are common place. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the United States Patent and Trademark Office, or USPTO, or made a misleading statement, during prosecution. Under the Leahy-Smith Act, the validity of U.S. patents may also be challenged in post-grant proceedings before the USPTO. The outcome following legal assertions of invalidity and unenforceability is unpredictable.

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

Third parties may assert that we are employing their proprietary technology without authorization. There maybe third-party patents or patent applications with claims to materials, designs or methods of manufacture related to the use or manufacture of our device. There may be currently pending patent applications or continued patent applications that may later result in issued patents that our device may infringe. In addition, third parties may obtain patents or services in the future and claim that use of our technologies infringes upon these patents.

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

In addition, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law- making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

Risks Related to the Ownership of our Securities

The market price of our Common Stock may be highly volatile, and you could lose all or part of your investment.

Since our IPO, the highest and lowest price of our Common Stock has been $6.00 and $0.71, respectively. The market price of our Common Stock is likely to continue to be volatile, which may prevent you from being able to sell your Common Stock at or above the price you paid for your shares. This volatility could be the result of a variety of factors, which include:

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

As of July 17, 2023, there were 10,362,284 shares of our Common Stock outstanding. In addition, as of July 17, 2023 there were 380,440 shares of Series C Preferred Stock outstanding that, as of such date, were convertible into 1,711,256 shares of Common Stock and options and warrants exercisable for 4,351,442 shares of our Common Stock. Subject to any applicable lock-up agreements, pursuant to Rule 144 under the Securities Act as in effect on the date hereof, or Rule 144, a person who holds restricted shares of Common Stock (assuming there are any restricted shares) and is not one of our affiliates at any time during the three months preceding a sale, and who has beneficially owned these restricted shares for at least six months, would be entitled to sell an unlimited number of shares of our Common Stock, provided current public information about us is available. In addition, under Rule 144, a person who holds restricted shares in us and is not one of our affiliates at any time during the three months preceding a sale, and who has beneficially owned these restricted shares for at least one year, would be entitled to sell an unlimited number of shares without regard to whether current public information about us is available. It is conceivable that following the holding period, many shareholders may wish to sell some or all of their shares. If our shareholders or the holder of our placement agent warrants upon the exercise of such warrants sell substantial amounts of our Common Stock in the public market at the same time, the market price of our Common Stock could decrease significantly due to an imbalance in the supply and demand of our Common Stock. Even if they do not actually sell the Common Stock, the perception in the public market that our shareholders or the holder of our placement agent warrants upon the exercise of such warrants might sell significant Common Stock could also depress the market price of our Common Stock.

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

Prior to the completion of the IPO, we had been a private company with limited accounting personnel to adequately execute our accounting processes and limited supervisory resources with which to address our internal control over financial reporting. While a private company, we had not designed or maintained an effective control environment as required of public companies under the rules and regulations of the SEC. Management and our independent registered public accounting firm, Haskell & White LLP, identified several material weaknesses in our internal control over financial reporting in connection with our preparation and the audits of our financial statements for Fiscal 2023 and Fiscal 2022.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financing reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses we and our independent registered public accounting firms identified are listed below:

•
lack of proper approval processes and review processes and documentation for such reviews;
•
we did not maintain sufficient U.S. GAAP and SEC accounting resources commensurate with those required of a public company; and
•
insufficient number of staff to maintain optimal segregation of duties and levels of oversight.

These material weaknesses resulted in adjustments to our prior year financial statements primarily related to equity accounts, accruals, and inventory and could result in a misstatement of any account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

We have taken and continue to take remedial steps to improve our internal controls over financial reporting, which includes hiring additional accounting and financial reporting personnel and implementing additional policies, procedures, and controls. We cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. Management is monitoring the effectiveness of these and other processes, procedures and controls and will make any further changes deemed appropriate. Management believes the foregoing actions will effectively remediate the material weaknesses, however, our material weaknesses will not be considered remediated until controls are in place for a period of time, the controls are tested, and management concludes that the controls are properly designed and operating effectively. As a result, the timing of when we will be able to fully remediate the material weaknesses is uncertain. If the steps we take do not remediate the material weaknesses in a timely manner, there could continue to be a reasonable possibility that these control deficiencies or others would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. This, in turn, could jeopardize our ability to comply with our reporting obligations, limit our ability to access the capital markets and adversely impact our stock price.

Our independent registered public accounting firm was not required to perform an evaluation of our internal control over financial reporting as of either April 30, 2023 or April 30, 2022 in accordance with the provisions of the

Sarbanes-Oxley Act. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting in the future as required by reporting requirements under Section 404 of the Sarbanes-Oxley Act.

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

As of July 17, 2023 our principal shareholders, officers and directors beneficially own approximately 23.8% of our Common Stock. They will therefore be able to exert significant control over matters submitted to our shareholders for approval.

As of July 17, 2023, our principal shareholders, officers and directors beneficially owned approximately 23.8% of the outstanding shares of our Common Stock, including shares issuable pursuant to antidilution provisions set forth in the Series C Preferred Stock. This significant concentration of share ownership may adversely affect the trading price for our Common Stock because investors often perceive disadvantages in owning shares in companies with controlling shareholders. As a result, these shareholders, if they acted together, could significantly influence or even unilaterally approve matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these shareholders may not always coincide with our interests or the interests of other shareholders. For more information regarding the beneficial ownership of such principal shareholders, officers and directors, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”

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

We are an “emerging growth company” as defined in the JOBS Act, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, not being required to comply with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, not being required to comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could remain an emerging growth company until the earlier of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer. We cannot predict if investors will find our Common Stock or IPO Warrants less attractive if we choose to rely on these exemptions. If some investors find our Common Stock or IPO Warrants less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Common Stock or IPO Warrants and our stock price may be more volatile. Further, as a result of these scaled regulatory requirements, our disclosure may be more limited than that of other public companies and you may not have the same protections afforded to shareholders of such companies.

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

Provisions of the IPO Warrants, the Remaining Bridge Warrants and our Series C Preferred Stock could discourage an acquisition of us by a third party.

In addition to the provisions of our Certificate of Formation and Bylaws, certain provisions of the IPO Warrants, the Remaining Bridge Warrants and the Series C Preferred Stock could make it more difficult or expensive for a third party to acquire us. The terms of the IPO Warrants, the Remaining Bridge Warrants and the Series C Preferred Stock prohibit us from engaging in certain transactions constituting “fundamental transactions” or a “Deemed Liquidation Event”, unless, among other things, the surviving entity assumes our obligations under the IPO Warrants, the Remaining Bridge Warrants or the Series C Preferred Stock. These and other provisions of the IPO Warrants, the Remaining Bridge Warrants or the Series C Preferred Stock could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to investors.

Financial Industry Regulatory Authority, Inc. (“FINRA”) sales practice requirements may limit a stockholder’s ability to buy and sell our shares Common Stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for certain customers. FINRA requirements will likely make it more difficult for broker-dealers to recommend that their customers buy our shares of Common Stock, which may have the effect of reducing the level of trading activity in our Common Stock. As a result, fewer broker- dealers may be willing to make a market in our Common Stock, reducing a stockholder’s ability to resell shares of our Common Stock.

If our shares of Common Stock become subject to the penny stock rules, it would become more difficult to trade our shares of Common Stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on Nasdaq and if the price of our shares of Common Stock is less than$5.00, our shares of Common Stock will be deemed a penny stock. The penny stock rules require a broker- dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our shares of Common Stock, and therefore shareholders may have difficulty selling their shares of Common Stock.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The Company leases a 4,634 square foot suite located at 550 Reserve Street, Suite 360, Southlake, Texas 76092, pursuant to an Office Lease, dated May 2, 2017, by and between the Company and GPI-MT, LP. The lease was a 64-month lease, expiring January 2023. On September 27, 2022, the lease was amended, extending the lease term for an additional 64 months, which commenced on February 1, 2023 and expires on May 31, 2028. We consider our current office space sufficient to meet our anticipated needs for the foreseeable future and believe it is suitable for the conduct of our business.

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

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock and IPO Warrants are traded on Nasdaq under the symbols “HSCS” and “HSCSW,” respectively. The closing price of our Common Stock and IPO Warrants on Nasdaq on July 17, 2023 was $0.98 and $0.14, respectively.

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

Proceeds from Lincoln Park Purchase Agreement

On March 10, 2023, we entered into the Lincoln Park Purchase Agreement pursuant to which we have the right, but not the obligation, to sell to Lincoln Park up to $15,000,000 of Purchase Shares from time to time over a 36-month. Concurrently with entering into the Lincoln Park Purchase Agreement, we entered into a registration rights agreement with Lincoln Park (the “Registration Rights Agreement”) pursuant to which we agreed to register the resale of the Purchase Shares and Commitment Shares that have been and may be issued to Lincoln Park under the Lincoln Park Purchase Agreement pursuant to the Lincoln Park Registration Statement. On March 29, 2023, we filed with the SEC the Lincoln Park Registration Statement registering the resale of the Purchase Shares and Commitment Shares that have been and may be issued to Lincoln Park under the Lincoln Park Purchase Agreement, and the SEC declared the Lincoln Park Registration Statement effective on April 10, 2023.

As of July 17, 2023, we have issued 719,930 shares to Lincoln Park, including the Initial Commitment Shares, receiving gross proceeds of approximately $0.6 million.

Holders

As of July 17, 2023, there were approximately 311 holders of record of our Common Stock. As many of our shares of Common Stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividend Policy

We have not paid any cash dividends on our Common Stock to date. The payment of dividends in the future will be contingent upon our revenue and earnings, if any, capital requirements and general financial condition, and will be within the discretion of our then-existing board of directors.

Recent Sales of Unregistered Securities

The following sets for information regarding all unregistered securities sold by the registrant in the three years preceding the date of this Annual Report on Form 10-K;

•
In June 2021, July 2021, and November 2021, the Company issued warrants to purchase 30,781 shares of Common Stock in exchange for consulting services and extensions of the $1M Loan and Security Agreement and $1.5M Notes. See “Description of Securities—$1M Lender Warrants and $1.5M Lender Warrants” for a description of these warrants. These warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.
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
•
From October 2021 to February 2022, in connection with the 2021 Bridge Securities, the Company issued Bridge Warrants to purchase 1,365,960 shares of Common Stock (as adjusted following consummation of the IPO, as required under the terms of the Bridge Warrants). See “Description of Securities—Warrants issued in connection with the 2021 Bridge Financing” for a description of the Bridge Warrants. Upon consummation of the IPO, and as required under the terms of the Bridge Notes, the Company issued 1,606,026 shares of Common Stock and Pre-Funded Warrants to purchase 77,443 shares of Common Stock from the conversion of the Bridge Notes. See “Description of Securities—Warrants issued in connection with the 2021 Bridge Financing” for a description of the Pre-Funded Warrants. The Bridge Warrants and the Pre-Funded Warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The Benchmark Company, LLC served as the underwriter for the 2021 Bridge Securities and was paid $94,500 in compensation.
•
In June 2022, as a result of the IPO, as required under the terms of the $1.5M Notes, the Company issued 909,071 shares of Common Stock from the conversion of the $1.5M Notes. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) and/or Section 3(a)(9) of the Securities Act.
•
In June 2022, as a result of IPO, the Series B convertible preferred stock, par value $0.001 per share, was cancelled and we issued 703,290 shares of Common Stock to certain officers, prior directors and employees in connection with the conversion of the Series A convertible preferred stock, par value $0.001 per share.
•
In July 2022, August 2022, October 2022, February 2023, and July 2023 we issued an aggregate of 359,792 shares of Common Stock without the payment of additional consideration upon the conversion of 88,025 shares of Series C Preferred Stock by holders. Such shares of Common Stock were issued in reliance on the exemption from registration provided by Section 4(a)(2)and/or Section 3(a)(9)of the Securities Act. In accordance with Section 3(a)(9)of the Securities Act, the securities were exchanged by the Company with existing security holders in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.
•
In September 2022, we issued warrants (the “Pre-Funded Bridge Warrants”) to purchase 61,913 shares of Common Stock to an accredited investor in connection with the cancellation of 61,913 shares of Common Stock (with the issuance of such cancelled shares being deemed null and void, ab initio) pursuant to provisions in the Bridge Notes limiting the number of shares of Common Stock into which the Bridge Notes were convertible.
•
In September 2022, as a result of the Amendment No. 1 to Bridge Warrant by and between Heart Test Laboratories, Inc. and the lead investor under the Bridge SPA, dated September 8, 2022 (the “Bridge Warrant Amendment No. 1”), the number of shares of Common Stock for which the Bridge Warrants are exercisable increased by 317,510 shares. The Bridge Warrant Amendment No. 1, including the issuance of the shares of Common Stock underlying the Bridge Warrants and of the amended and restated Bridge Warrants to accredited investors, was completed in accordance with Section 3(a)(9) of the Securities Act, as securities exchanged by the Company with its existing security holders in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange, and/or Section 4(a)(2) of the Securities Act, as a transaction by an issuer not involving any public offering.
•
In January 2023, the lead investor under the Securities Purchase Agreement we entered into with the Bridge Purchasers in connection with the 2021 Bridge Financing (the “Bridge SPA”), exercised its Pre-Funded Bridge Warrants in full to acquire 139,356 shares of Common Stock at an exercise price of $0.0001 per share, for a total exercise price of $13.94.
•
In February 2023, we entered into Amendment No. 2 to Bridge Warrant by and between the Company and the lead investor under the Bridge SPA, dated February 3, 2023 (the “Bridge Warrant Amendment No. 2”), which included the issuance of the shares of Common Stock underlying the Bridge Warrants and the amended and restated Bridge Warrants to accredited investors, was completed in accordance with Section 3(a)(9) of the Securities Act, as securities exchanged by the Company with its existing security holders in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange, and/or Section 4(a)(2) of the Securities Act, as a transaction by an issuer not involving any public offering. During a period of ten business days beginning February 3, 2023 and ending February 16, 2023, the Company issued 1,172,304 shares of Common Stock and a pre-funded warrant to purchase 150,000 shares of Common Stock (the “Remaining Pre- Funded Bridge Warrant”) pursuant to exercises of the Bridge Warrants. The issuance of the shares of Common Stock upon the exercises of the Bridge Warrants were completed in accordance with Section 4(a)(2) of the Securities Act, as a transaction by an issuer not involving any public offering. The issuance of the Remaining Pre-Funded Bridge Warrant was completed in accordance with Section 3(a)(9) of the Securities Act. In accordance with Section 3(a)(9) of the Securities Act, the Remaining Pre-Funded Bridge Warrant was issued by the Company to its existing security holder in exchange for existing Bridge Warrants in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange. The Remaining Pre-Funded Bridge Warrant will take on the registered characteristics of the existing Bridge Warrants as in effect prior to the Bridge Warrant Amendment No. 2.
•
In March 2023, we issued warrants to purchase an aggregate amount of 250,000 shares of our Common Stock at an exercise price of $1.04 per share as consideration, in lieu of cash, for approximately $203,000 billed in respect of research and development services rendered by a third-party to the Company.
•
In March 2023, we issued 485 shares of our Common Stock to a certain unrelated third party for consideration of $20,000.
•
As of July 17, 2023, we have issued 719,930 shares of Common Stock to Lincoln Park, including the 100,000 shares of our Common Stock to Lincoln Park in accordance with the Lincoln Park Purchase Agreement, dated March 13, 2023, receiving gross proceeds of approximately $0.6 million.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither the Company nor any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) repurchased any equity securities of the Company during the year ended April 30, 2023.

Equity Incentive Plan

See “Executive Compensation—2023 Equity Incentive Plan” section in Part III.

Listing

Our Common Stock and the IPO Warrants are listed on the Nasdaq under the symbol “HSCS” and “HSCSW,” respectively.

Transfer agent and registrar

The transfer agent and registrar for our Common Stock and IPO Warrants is American Stock Transfer & Trust Company, LLC.

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

Overview

We are a medical technology company focused on applying innovative AI-based technology to an ECG (also known as an EKG) to expand and improve an ECG’s clinical usefulness. Our objective is to make an ECG a far more valuable cardiac screening tool, particularly in frontline or point-of-care clinical settings. HeartSciences’ first product candidate for FDA clearance, the MyoVista wavECG (the “MyoVista”) is a resting12-lead ECG that is designed to provide diagnostic information related to cardiac dysfunction, as well as conventional ECG information in the same test. The cardiac dysfunction information has only traditionally been available through the use of cardiac imaging. Our business model, which involves the use of the MyoVista device and consumables for each test, is expected to be “razor-razorblade” as the electrodes used with the MyoVista are proprietary to HeartSciences, and new electrodes are required for every test performed.

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

New Class II devices, such as the MyoVista, require FDA De Novo premarket review. The MyoVista along with its proprietary software and hardware is classified as a Class II medical device by the FDA. Premarket review and clearance by the FDA for these devices is generally accomplished through the 510(k) premarket notification process or De Novo classification request, or petition process. We previously submitted an FDA De Novo classification request in December 2019 and following feedback and communications with the FDA during and since that submission, we have been making modifications to our device, including our proprietary algorithm. We are part way through a new, pivotal clinical validation study and have been undertaking device and algorithm development and testing for a revised FDA De Novo submission, which we expect to be filed during 2023. Assuming the submission occurs in 2023, we would anticipate a determination by the FDA in 2024 which, if successful, would provide the ability to market and sell the MyoVista in the U.S.

We have used the funding from the IPO to continue our work towards FDA resubmission and clearance and for general corporate purposes. Although our current aim is to achieve FDA clearance, which would allow us to market the MyoVista in the U.S., there is no assurance that this will be the case. Additional funding would be required to support the sales launch of the MyoVista into the U.S., provide working capital and support further R&D. These events and conditions indicate that a material uncertainty exists that may cast significant doubt on our ability to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. Our independent registered public accounting firm has issued an opinion on our audited financial statements included in our 2023 Annual Report on Form 10-K that contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern because we have experienced recurring losses, negative cash flows from operations, and limited capital resources.

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

Compliance with Nasdaq Listing Requirements

On December 21, 2022, we received notice from the Listing Qualifications Staff of The Nasdaq Stock Market, LLC, ("Nasdaq"), stating that we were not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market, under Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Requirement”), because our stockholders’ equity of $1,082,676 as reported in our Quarterly Report on Form 10-Q for the quarter ended October 31, 2022 was below the required minimum of $2.5 million, and because, as of October 31, 2022, we did not meet the alternative compliance standards, relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.

On February 3, 2023, we submitted to Nasdaq a plan to regain compliance with the Minimum Stockholders’ Equity Requirement. On February 8, 2023, Nasdaq notified us that they granted us an extension of up to 180 calendar days from December 21, 2022, or through June 19, 2023, to regain compliance. On June 20, 2023, we received a delist determination letter from Nasdaq advising us that Nasdaq determined that we did not meet the terms of the extension by the June 19, 2023 deadline.

On June 27, 2023, we submitted a hearing request to the Nasdaq Hearing Panel (the "Panel") to appeal the delisting determination. In response to our request for a hearing, on June 27, 2023, we received a letter from Nasdaq stating that its delisting action has been stayed, pending a final decision by the Panel and a hearing will be held on August 17, 2023 at 12:00 p.m. via video conference. At the Panel hearing, we intend to present a plan to regain compliance with the Rule. In the interim, our Common Stock and IPO Warrants will continue to trade on Nasdaq under the symbols “HSCS” and “HSCSW” at least pending the ultimate conclusion of the hearing process. The Panel may, in its discretion, grant us up to an additional 180-day compliance period to regain compliance and maintain our Nasdaq listing; however, there can be no assurance that the Panel will grant such additional time, that our plan to regain compliance will be accepted by the Panel or that, if it is, we will be able to regain compliance with the applicable Nasdaq listing requirements.

Bridge Warrant Amendment No. 2

On February 3, 2023, we entered into a second amendment to the Bridge Warrants (as defined in the Glossary of Terms), which we refer to as the Bridge Warrant Amendment No. 2. The Bridge Warrant Amendment No. 2 amended the Bridge Warrants (as previously amended) by (i) lowering the exercise price of $4.25 for a period of ten (10) business days beginning February 3, 2023 and ending February 16, 2023 (the “Limited Period”), during which period the exercise price was set at $1.00, subject to adjustments set forth in the Bridge Warrant; (ii) providing that during the Limited Period, the holder was able, in its sole discretion, to elect a cashless exercise of the Bridge Warrant in whole or in part, pursuant to which the holder received a net number of shares of Common Stock equal to one-third of the total number of shares into which the Bridge Warrant could otherwise have been exercised; and (iii) removing the exercise price adjustment provisions of the Bridge Warrants with limited exceptions for transactions such as stock dividends, stock splits, stock combinations and reverse stock splits. Additionally, the Bridge Warrant Amendment No. 2 provided that in the event that the aggregate number of shares of Common Stock to be received by a holder upon an exercise of its Bridge Warrant during the Limited Period would result in such holder’s receiving shares of Common Stock in excess of its applicable Bridge Maximum Percentage (as defined in the Glossary of Terms), in lieu of delivery of shares of Common Stock in excess of the Bridge Maximum Percentage, the holder would receive such excess shares as pre-funded warrants substantially in the form of the Pre-Funded Bridge Warrants (as defined in the Glossary of Terms), with certain exercise price adjustment provisions removed. Further, the Bridge Warrant Amendment No. 2 included a waiver of Section 4(w) of the Bridge SPA (as defined in the Glossary of Terms), which placed certain restrictions on the Company’s ability to issue securities for a specified period of time.

During the Limited Period, the Company issued 1,172,304 shares of Common Stock and a pre-funded warrant to purchase 150,000 shares of Common Stock (the “Remaining Pre-Funded Bridge Warrant”) pursuant to exercises of the Bridge Warrants and received approximately $1.3 million in proceeds from these exercises. At the end of the Limited Period, Bridge Warrants to purchase 298,667 shares of Common Stock (the “Remaining Bridge Warrants”) remained outstanding, with an exercise price of $4.25 per share, subject to adjustments as set forth in the Bridge Warrants.

Lincoln Park Purchase Agreement

On March 10, 2023, we entered into the Lincoln Park Purchase Agreement pursuant to which we have the right, but not the obligation, to sell to Lincoln Park up to $15,000,000 of Purchase Shares from time to time over a 36-month term beginning only after certain conditions set forth in the Lincoln Park Purchase Agreement have been satisfied, including that the registration statement registering the Purchase Shares for resale (the “Lincoln Park Registration

Statement”) shall have been declared effective under the Securities Act, which we refer to as the Commencement Date. In accordance with the Lincoln Park Purchase Agreement, on March 13, 2023, we issued 100,000 shares of our Common Stock (the “Initial Commitment Shares”) to Lincoln Park as consideration for its commitment to purchase the Purchase Shares under the Lincoln Park Purchase Agreement. At the time Lincoln Park’s purchases cumulatively reach an aggregate amount of $2.0 million of Purchase Shares, in accordance with the Lincoln Park Purchase Agreement, we will issue an additional 62,500 shares of our Common Stock (the “Additional Commitment Shares”, and, together with the Initial Commitment Shares, the “Commitment Shares”) to Lincoln Park as consideration for such purchases.

Under applicable rules of Nasdaq, in no event may we issue or sell to Lincoln Park under the Lincoln Park Purchase Agreement shares of our Common Stock, including the Commitment Shares, in excess of 1,927,022 shares, which is equal to 19.99% of the shares of our Common Stock outstanding immediately prior to the execution of the Lincoln Park Purchase Agreement (the “Exchange Cap”) unless (i) we obtain shareholder approval to issue shares of our Common Stock in excess of the Exchange Cap or (ii) the average price of all shares of Common Stock issued to Lincoln Park under the Lincoln Park Purchase Agreement equals or exceeds $1.16 per share (which represents the official closing price of our Common Stock on The Nasdaq Capital Market the day of signing of the Lincoln Park Purchase Agreement), such that the transactions contemplated by the Lincoln Park Purchase Agreement are exempt from the Exchange Cap limitation under applicable Nasdaq rules. In any event, the Lincoln Park Purchase Agreement specifically provides that we may not issue or sell any shares of our Common Stock under the Lincoln Park Purchase Agreement if such issuance or sale would breach any applicable rules or regulations of the Nasdaq. The Lincoln Park Purchase Agreement also prohibits us from directing Lincoln Park to purchase any shares of our Common Stock if those shares, when aggregated with all other shares of our Common Stock then beneficially owned by Lincoln Park (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 13d-3 thereunder), would result in Lincoln Park and its affiliates beneficially owning more than 9.99% of the then total outstanding shares of Common Stock, which we refer to herein as the Beneficial Ownership Limitation.

Lincoln Park Registration Rights Agreement

Concurrently with entering into the Lincoln Park Purchase Agreement, we entered into a registration rights agreement with Lincoln Park (the “Registration Rights Agreement”) pursuant to which we agreed to register the resale of the Purchase Shares and Commitment Shares that have been and may be issued to Lincoln Park under the Lincoln Park Purchase Agreement pursuant to the Lincoln Park Registration Statement. On March 29, 2023, we filed with the SEC the Lincoln Park Registration Statement registering the resale of the Purchase Shares and Commitment Shares that have been and may be issued to Lincoln Park under the Lincoln Park Purchase Agreement, and the SEC declared the Lincoln Park Registration Statement effective on April 10, 2023.

As of July 17, 2023, we have issued 719,930 shares to Lincoln Park, including the Initial Commitment Shares, receiving gross proceeds of approximately $0.6 million.

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

Summary of Statements of Operations for Fiscal 2023 and Fiscal 2022:

	For the year ended April 30,
	2023	2022	$ Change	% Change
	(In thousands, except percentages)
Revenue	$5	$14	$(9)	(64)%
Cost of sales	3	8	(5)	(63)%
Gross margin	2	6	(4)	(67)%
Operating expenses:
Research and development	2,461	3,002	(541)	(18)%
Selling, general and administrative	3,654	1,714	1,940	113%
Total operating expenses	6,115	4,716	1,399	30%
Loss from operations	(6,113)	(4,710)	(1,403)	30%
Other income (expense)
Interest expense	(243)	(372)	129	(35)%
Gain on extinguishment of debt	—	250	(250)	(100)%
Other income	2	3	(1)	—%
Other income (expense), net	(241)	(119)	(122)	103%
Net loss	$(6,354)	$(4,829)	$(1,525)	32%

Revenues were $5,000 and cost of sales were $3,000 for the year ended April 30, 2023, representing a decline of $9,000 in revenue, or 64%, and $5,000 in cost of sales, or 63%, when compared to the year ended April 30, 2022.

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

Research and development expenses are primarily from software consulting and hardware development and clinical trial studies which is consistent with work being performed for device development and ongoing clinical validation studies in preparation for a new De Novo submission. Research and development expense decreased by $0.5 million, or 18%, when compared with the same period in Fiscal 2022. This decrease is primarily from a decrease in clinical trial related expenditures resulting from the completion of patient enrollment in our clinical study for FDA submission.

Selling, general, and administrative expenses are primarily related to personnel and professional services. Selling, general, and administrative expenses increased $1.9 million, or 113%, when compared with the same period in Fiscal 2022. This is primarily due to increases of approximately $0.6 million in payroll related and stock compensation expenses and $1.4 million related to on-going expenses associated with being a public company including investor and public relations, accounting and legal, D&O insurance, and SEC reporting.

Interest expense is related to interest on the $1M Loan and Security Agreement and interest and debt service amortization related to the Bridge Notes. Interest expense decreased $0.1 million, or 35%, during Fiscal 2023 when compared to Fiscal 2022, as the Bridge Notes and related accrued interest were converted to equity upon the IPO in June 2022. For more information, see “—Description of Indebtedness.”

Liquidity and Capital Resources

As of April 30, 2023, we had approximately $1.7 million in cash, an increase of $0.7 million from $918,000 as of April 30, 2022. We incurred a net loss of $6.4 million for the year ended April 30, 2023. As of April 30, 2023, we had an accumulated deficit of $60.8 million and working capital of $0.23 million.

Since our inception through April 30, 2023, we have funded our operations principally from sales of equity and debt securities. On June 17, 2022, we completed our IPO, which consisted of the sale of 1,500,000 Units, with each Unit consisting of one share of Common Stock and one IPO Warrant to purchase one share of Common Stock at a combined public offering price of $4.25 per Unit. We received approximately $5.2 million in net proceeds from the IPO after deducting the underwriting discount and commission and other IPO expenses payable by the Company of approximately $1.2 million. In February 2023, we raised approximately $1.3 million from the exercise of Bridge Warrants. On March 10, 2023, we entered into the Lincoln Park Purchase Agreement providing for the purchase, from time to time at our discretion, of up to $15.0 million of our Common Stock, over the 36-month term of the agreement. Actual sales of shares of Common Stock will depend on a variety of factors to be determined by us from time to time. The net proceeds received from these purchases will depend on the frequency and prices at which we sell shares of our Common Stock to Lincoln Park. As of July 17, 2023, we have received approximately $0.6 million from the sale of Common Stock pursuant to the Lincoln Park Purchase Agreement. We expect that any proceeds received from such sales to Lincoln Park will be used for working capital and general corporate purposes. As of the date of this Annual Report, we have begun the process of an offering with Maxim Group, for the sale of up to 8.0 million shares of our Common Stock, on a best-efforts basis. This offering has not yet been declared effective by the SEC.

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

Our independent registered public accounting firm has issued an opinion on our audited financial statements included in this Annual Report on Form 10-K that contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern because we have experienced recurring losses, negative cash flows from operations, and limited capital resources. The events and conditions described in this paragraph, along with other matters, indicate that a material uncertainty exists that may cast significant doubt on our ability to continue as a going concern. Additionally, financial statements for future fiscal years may continue to include this explanatory paragraph with respect to our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. This going concern opinion could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. Until we can generate significant recurring revenues, we expect to satisfy our future cash needs through debt or equity financing. We cannot be certain that additional funding will be available to us on acceptable terms, if at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate research or development plans for, or efforts with respect to launch of sales of, our device. If we are unable to continue as a going concern, we may have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. Our lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital, enter into critical contractual relations with third parties and otherwise execute our business objectives.

The table below presents our cash flows for the periods indicated:

	For the year ended April 30,
U.S. dollars, in thousands	2023	2022
	(In thousands)
Net cash used in operating activities	$(5,774)	$(3,644)
Net cash (used in) provided by investing activities	$(18)	$(2)
Net cash provided by financing activities	$6,534	$3,841
Net change in cash and cash equivalents during the period	$742	$195

Operating Activities

Net cash used by our operating activities of $5.8 million during Fiscal 2023 was primarily due to our net loss of $6.4 million plus net non-cash operating expense items of $0.4 million and $0.2 million of net changes in operating assets and liabilities.

Net cash used by our operating activities of $3.6 million during Fiscal 2022 was primarily due to our net loss of $4.8 million plus net non-cash operating expense items of $0.06 million and $1.1 million of net changes in operating assets and liabilities.

Financing Activities

Net cash provided by financing activities of $6.5 million during Fiscal 2023 is primarily from the issuance of Common Stock in the IPO and to Lincoln Park, and exercise of Bridge Warrants.

Net cash provided by financing activities of $3.8 million during Fiscal 2022 is primarily from the issuance of Bridge notes.

Description of Indebtedness

As of April 30, 2023, we had a total of $1.0 million of indebtedness, excluding accrued and unpaid interest, outstanding as follows:

	As of April 30,
	2023	2022
	(In thousands)
Bridge Notes	$—	$3,442
$130K Note	—	130
$1.5M Notes	—	1,500
$1M Loan and Security Agreement	1,000	1,000
Total:	$1,000	$6,072

2021 Bridge Financing

In December 2021 the Board approved the sale of Senior Subordinated Convertible Loan Notes (the “Bridge Notes”) and associated warrants (the “Bridge Warrants” and, together with the Bridge Notes, the “2021 Bridge Securities”). The Company sold $4,695,555 principal value of the Bridge Notes which were issued with a 10% original issue discount (OID), and accrued interest at 8% per annum and had a maturity date of December 22, 2024. In accordance with their terms, the entire amount of the Bridge Notes, including $165,516 of accrued interest, converted upon the IPO into 1,606,027 shares of Common Stock at a conversion price of $2.89 and pre-funded warrants to acquire 77,443 shares of Common Stock at an exercise price of $0.0001 per share. The Bridge Warrants have a 5-year term from their date of issuance and, in accordance with their terms following the IPO, had the right to purchase 1,365,960 shares of Common Stock at an exercise price of $5.16 per share. The exercise price of the Bridge Warrants were subject to full ratchet downward adjustment for 18-months following the IPO in the event of an issuance of Common Stock (or issuance of convertible securities or options at a lower price conversion/exercise price) than the then exercise price. Upon a lowering of the exercise price the holder will be entitled to exercise the Bridge Warrants so the new exercise price multiplied by the number of shares of Common Stock purchased is 150% of the principal amount of the 2021 Bridge Notes purchased.

Subsequent to the IPO, pursuant to provisions in the Bridge Notes limiting the number of shares of Common Stock into which the Bridge Notes were convertible, 61,913 shares of Common Stock into which the Bridge Notes converted were cancelled and deemed null and void, ab initio, from the time of the conversion and issuance, and a Pre-Funded Warrant to purchase an additional 61,913 shares of Common Stock was issued. The pre-funded warrants have substantially the same terms as the Bridge Warrants except that the exercise price is $0.0001 per share. On September 8, 2022, the Company entered into a written amendment to the Bridge Warrants with the lead investor in the private placement of the 2021 Bridge Securities which amended the terms of the Bridge Warrants to make them more consistent with the terms of the IPO Warrants. On February 3, 2023, the Company entered into a second written amendment to the Bridge Warrants with the lead investor in the private placement of the 2021 Bridge Securities which lowered the exercise price of the Bridge Warrants to $4.25 for a limited exercise period of ten business days and removed the exercise price adjustment provisions of the Bridge Warrants with limited exceptions for transactions such as stock dividends, stock splits, stock combinations and reverse stock splits.

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

On April 28, 2023, the $130K Note converted into 5,200 shares of Series C Preferred Stock pursuant to a notice of conversion to FRV.

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

$1M Loan and Security Agreement

In April 2020, we entered into a loan and security agreement (the “$1M Loan and Security Agreement”) pursuant to which a secured promissory note in the original principal amount of $500,000 was issued to each of FRV (the “FRV Note”) and John Q. Adams (the “JQA Note”), who are both shareholders of the Company. John Q. Adams was also a Director of the Company at the time of entering into the $1M Loan and Security Agreement. Each party committed to lend a principal amount of $500,000, totaling $1,000,000, and the loan was drawn in three installments of $300,000 upon execution of the loan agreement, $350,000 on or about July 2, 2020 and $350,000 on or about September 4, 2020. The loan had an original maturity date of September 30, 2021, which was amended on September 30, 2021 making the note repayable on demand.

The $1M Loan and Security Agreement was amended again on November 3, 2021, extending the maturity to September 30, 2022. The loan was further amended on May 24, 2022, extending maturity to September 30, 2023. In connection with the amendment in May 2022, we agreed to pay Mr. Adams all accrued but unpaid interest on his note prior to September 30, 2022. In June 2022, we paid approximately $126,000 in accrued interest to Mr. Adams.

The $1M Loan and Security Agreement was further amended on January 24, 2023 to (i) extend the maturity date of the FRV Note to September 30, 2024, on which date the principal amount and all accrued interest thereon will be due and payable, and (ii) amend the dates on which principal and accrued interest is due under the JQA Note, such that interest accrued since June 28, 2022 will be due and payable on September 30, 2023, and the principal amount together with all accrued interest after September30, 2023 will be due and payable on March 31, 2024.

The $1M Loan and Security Agreement accrues interest at a rate of 12% per annum, compounded annually, which is payable as described above. We are also required to pay default interest at a rate of 18% per annum, compounded annually, on any unpaid amounts after the applicable due date until the loan amounts are fully re-paid. The loan is collateralized by substantially all of our assets and intellectual property, except for the secured interest on the covered technology.

As of April 30, 2023 and April 30, 2022, accrued interest was approximately $238,000 and $229,000, respectively.

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

As of April 30, 2023, our cash and cash equivalents were $1.7 million. We will need to seek additional financing to fund our future operations. Our future capital requirements will depend on many factors, including:

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

Going Concern

We are subject to a number of risks similar to those of early-stage companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the need to obtain additional capital, competition from larger companies, and other technologies.

As of April 30, 2023, we had an accumulated deficit of $60.8 million. In addition, we have generated recurring losses and negative cash flows from operations since our inception and have a working capital deficiency. Based on these factors there is substantial doubt regarding our ability to continue as a going concern.

In June 2022, we raised approximately $5.2 million in net proceeds from the completion of the IPO. In February 2023, we raised approximately $1.3 million from the exercise of Bridge Warrants. In March 2023, we entered into a purchase agreement and registration rights agreement with an institutional investor, providing for the sale, from time to time at the discretion of the Company, of up to $15.0 million of the Company's Common Stock, over the thirty-six (36) month term of the purchase agreement. During the year ended April 30, 2023, we raised approximately $0.4 million from the issuance of Common Stock to the investor. Subsequent to April 30, 2023, we raised approximately $0.2 million from the issuance of Common Stock to the investor.

Based on our forecasts and cashflow projections, we believe that our current resources would be insufficient to fund operations for the twelve months following the issuance of these financial statements. Additionally, the FDA can delay, limit or deny clearance of a medical device for many reasons outside of our control which may involve substantial unforeseen costs.

Our plans include raising capital through the sale of additional equity securities, debt, or capital inflows from strategic partnerships. We can provide no assurance that such financing or strategic relationships will be available on acceptable terms, or at all, which would likely have a material adverse effect on the Company and its financial statements.

Recent Accounting Pronouncements

See Note 3 to our audited financial statements included elsewhere in this Annual Report on Form 10-K.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We adopt and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, our management, including the Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), after evaluating the effectiveness of disclosure controls and procedures, identified material weaknesses in our internal control over financial reporting. The material weaknesses identified include (i) lack of proper approval processes and review processes and documentation for such reviews; (ii) we did not maintain sufficient U.S. GAAP and SEC accounting resources commensurate with those required of a public company; and (iii) insufficient number of staff to maintain optimal segregation of duties and levels of oversight. We have taken and continue to take remedial steps to improve our internal controls over financial reporting, which includes hiring additional accounting and financial reporting personnel and implementing additional policies, procedures, and controls. We cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. Management is monitoring the effectiveness of these and other processes, procedures and controls and will make any further changes deemed appropriate. Management believes the foregoing actions will effectively remediate the material weaknesses, however, our material weaknesses will not be considered remediated until controls are in place for a period of time, the controls are tested, and management concludes that the controls are properly designed and operating effectively.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal year ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

“USPSTF” means the U.S. Preventive Services Task Force.

Terms Used in Jurisdictions Other Than the U.S.

“CE Mark” means Conformité Européene Mark.

“CJEU” means the Court of Justice of the European Union.

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

“AI” means artificial intelligence.

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

“$1M Loan and Security Agreement” means Loan and Security Agreement by and among the Company, FRV and John Q. Adams, Sr. in April 2020 in connection with the $1M Notes, as amended by Amendment No. 1 dated September 30, 2021, Amendment No. 2 dated November 3, 2021, Amendment No. 3 dated May 24, 2022 and Amendment No. 4 dated January 24, 2023.

“$1M Notes” means our 12% secured, non-convertible promissory notes payable to FRV and John Q. Adams, Sr. in the aggregate principal amount of $1 million, as amended and restated.

“Certificate of Designations” means our Certificate of Designations, Number, Voting Power, Preferences and Rights of Series C Convertible Preferred Stock of Heart Test Laboratories, Inc., as filed with the Secretary of State of the State of Texas on March 12, 2019.

“Investor Warrants” means all outstanding warrants to purchase 326,432 shares of our Common Stock issued in connection with funding or as consideration for services rendered to the Company and excludes the Bridge Warrants, other Pre-Funded Warrants, $1M Lender Warrants and $1.5M Lender Warrants.

“IPO Underwriter Warrants” means the warrants to purchase an aggregate of 105,000 shares of Common Stock that were issued to the underwriter in the IPO as a portion of the underwriting compensation payable in connection with the IPO.

"IPO Warrants" means all outstanding warrants to purchase shares of our Common Stock that were issued as part of the Units in the IPO plus additional warrants to purchase 225,000 shares of Common Stock that were issued in the IPO as a result of the underwriter’s exercise of its over-allotment option in part.

“IT” means our information technology.

“MyoVista” means the MyoVista wavECG device.

“Series A Preferred Stock” means our Series A convertible preferred stock, par value $0.001 per share, all outstanding shares of which converted to Common Stock in connection with our IPO.

“Series B Preferred Stock” means our Series B convertible preferred stock, par value $0.001 per share, all outstanding shares of which were cancelled in connection with our IPO.

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

“2021 Bridge Securities” means, collectively, the Bridge Notes, the Pre-Funded Bridge Warrants and

Bridge Warrants.

“Bridge Attribution Parties” are any Purchaser, together with its affiliates and any other person acting as a group as defined under Section 13(d) of the Exchange Act with regard to determining Maximum Percentage.

“Bridge Notes” means the 8% secured subordinated convertible notes we sold to Purchasers pursuant to the Bridge SPA.

“Bridge Purchasers” means the accredited investors who purchased our securities pursuant to the

Bridge SPA.

“Bridge SPA” means the Securities Purchase Agreement we entered into with the Bridge Purchasers in connection with the 2021 Bridge Financing.

“Bridge Warrant Amendment No. 1” means Amendment No. 1 to Bridge Warrant by and between

Heart Test Laboratories, Inc. and the lead investor under the Bridge SPA, dated September 8, 2022.

“Bridge Warrant Amendment No. 2” means Amendment No. 2 to Bridge Warrant by and between

Heart Test Laboratories, Inc. and the lead investor under the Bridge SPA, dated February 3, 2023.

“Bridge Warrants” means warrants to purchase our Common Stock issued pursuant to the Bridge SPA. The term “Bridge Warrants” does not include the Pre-Funded Bridge Warrants.

“Bridge Maximum Percentage” means the beneficial ownership in excess of 4.99% of the number of shares of the Common Stock outstanding immediately prior to, and immediately after giving effect to, the conversion of all or any portion of the Bridge Notes as applied to Attribution Parties unless a holder has notified the Company that it has elected to increase the Maximum Percentage to 9.99%.

“OID” means the 10% original issue discount on our Bridge Notes.

“Pre-Funded Bridge Warrants” means the warrants issued in the event the number of shares of Common Stock to be issued to a Purchaser upon conversion of in the Bridge Notes would be in excess of the Maximum Percentage.

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
•
Class II, which consists of Mark Hilz and David R. Wells, whose terms will expire at our annual meeting of shareholders to be held in 2024; and
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

Our Board of Directors undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that that Bruce Bent, David R. Wells, and Brian Szymczak, representing a majority of our directors, do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under Nasdaq rules and Rule 10A-3 under the Exchange Act. In making these determinations, our Board of Directors considered the relationships that each non-employee director has with our Company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

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

The following table sets forth certain information regarding our executive officers and directors of the Company:

Board of Directors and Executive Officers

Name	Age	Position
Andrew Simpson	55	President, Chief Executive Officer and Chairman of the Board of Directors
Mark Hilz	65	Chief Operating Officer, Secretary and Director
Danielle Watson	41	Chief Financial Officer and Treasurer
Bruce Bent*	67	Director
David R. Wells*	60	Director
Brian Szymczak*	50	Director

* Independent Director

Andrew Simpson—President, Chief Executive Officer and Chairman of the Board of Directors

Since March 2022, Andrew Simpson, 55, has served as the President and Chief Executive Officer of the Company. Mr. Simpson has also served as the Chairman of the Board of Directors, since June 2013, and as a director, since July 2012. Mr. Simpson is the sole director and controlling shareholder of Kyngstone Limited, which had provided consulting services to the Company. For more information related to this, see “Item 13. Certain Relationships and Related Transactions, and Director Independence —Related Party Transactions —Kyngstone Agreement.” Mr. Simpson has over 30 years’ experience across a variety of business sectors and sizes. He was Group CEO of The Peel Group from 2006 to 2010, which is a large private company in the UK which, at the time, had approximately $8 billion of business assets across the real estate, ports, airports, energy, media, telecoms and environmental sectors. He was a main board director of Speedy Hire plc from 2003 to 2006 (during which time it became a FTSE 250 company) and during his tenure was Managing Director of its Equipment Rental division which had revenues of approximately $200 million and was also responsible for the Group’s development and expansion which included seventeen acquisitions and several non-core divestments. Mr. Simpson qualified as a Chartered Accountant with Price Waterhouse and spent eight years working in investment banking at Rothschild, advising on a wide variety of merger and acquisition transactions, debt and equity fundraisings, IPOs and other advisory assignments. Mr. Simpson graduated with first class honors in 1991 from Sheffield Hallam University in the UK where he received a Bachelor of Arts (honors) in Accounting and Management Control.

Mark Hilz—Chief Operating Officer, Secretary and Director

Since March 2022, Mark Hilz, 65, has served as the Chief Operating Officer and Secretary of the Company and, since June 2013, has also been a director of the Company. Mr. Hilz served as the Chief Executive Officer of the Company from June 2013 until March 2022. Mr. Hilz has over 30 years of experience as a President and/or CEO of multiple startup companies. He was previously CEO of INX Inc., a technology infrastructure consulting company. INX Inc. started in 2000 and grew to $400 million in revenue. INX Inc. was traded on Nasdaq, completed multiple offerings until it was acquired in December 2011. Prior to that, Mr. Hilz founded and was CEO of a technology logistics outsourcing firm, PC Service Source Inc., that grew to over $160 million in revenue. Mr. Hilz raised the startup capital from traditional venture capital sources and after four years of operations took PC Service Source Inc. public in an initial public offering as a Nasdaq global listed company. Mr. Hilz’s experience includes raising venture capital as well as multiple successful public offerings and numerous merger and acquisition transactions as both a buyer and a seller.

Danielle Watson—Chief Financial Officer and Treasurer

Since April 2022, Danielle Watson, 41, has served as our Chief Financial Officer, since April 2022. Prior to her appointment to Chief Financial Officer, Ms. Watson, a CPA, served as the Company’s Financial Controller since November 2021. Ms. Watson brings over 15 years of financial experience to her role. Before joining the Company, Ms. Watson held senior leadership roles at Moss Adams, LLP from November 2007 to November 2021 where she provided audit and assurance services to both public and privately held companies with an emphasis in financial reporting, consolidations, strategic planning, purchase price accounting, and SEC reporting. Ms. Watson earned her Bachelor of Science, with a double concentration in accounting and finance from Texas Christian University and her Master of Science in accounting from the University of Texas at Arlington and is an active Certified Public Accountant in Texas.

Bruce Bent—Director

Since May 2020, Bruce Bent, 67, has served as a director of the Company. Mr. Bent has more than 35 years of experience in financial management. From September 2014 to February 2022, Mr. Bent has served as Chairman of Net Zero Renewable Energy Inc. (fka Enerdynamic Hybrid Technologies Corp.). In addition, since March 2018, Mr. Bent has served as Chairman for Astro Aerospace Ltd., an OTC listed public company. Since June 2020, Mr. Bent has been Vice President and Chief Financial Officer Emeritus of The Matthews Group, referred to in this section as Matthews, and, from August 2004 to June 2020, he served as the Chief Financial Officer of Matthews as well as president of various Canadian subsidiaries of Matthews. Matthews is a $500M real estate development company. During his tenure with Matthews, among other projects, Mr. Bent was integral in the completion of a $1.7 billion dollar corporate headquarters building for Encana (now Ovintiv Inv., NYSE: OVV). Since April 2000, Mr. Bent has served as president of MSW Investments Limited, a family office providing early stage financing. Mr. Bent graduated from the University of Manitoba with a Bachelor of Commerce (honors) and obtained his Chartered Professional Accounting designation from the Province of Ontario.

We believe Mr. Bent’s extensive financial experience provides valuable knowledge to our Board of Directors. In addition, Matthews is one of our largest shareholders. Mr. Bent also serves as the chairman of the Audit Committee and “audit committee financial expert.” For more information, see “—Board Committees—Audit Committee.”

David R. Wells —Director

Since December 2022, David R. Wells, 60, has served as a director of the Company. Mr. Wells is a partner of Atlas Bookkeeping, LLC, a technology based financial services firm providing bookkeeping and reporting for emerging growth and small cap public and privately held companies, which he founded in October 2022. Prior to that, Mr. Wells served as the Chief Financial Officer of GHS Investments, LLC, a privately held “super value” fund focused on small to mid-cap companies, from June 2021 to September 2022 and served as the Chief Financial Officer of ENDRA Life Sciences Inc., a publicly traded clinical diagnostics technology company, initially on an interim basis beginning in May 2014, and on a continuing basis beginning in 2017 until June 2021. Mr. Wells was the founder of Wells Compliance Group, a technology-based services firm supporting the financial reporting needs of publicly traded companies and privately held firms whose investor or shareholder base required timely GAAP-compliant financial reporting. During his time at StoryCorp Consulting, Inc. (d/b/a/ Wells Compliance Group) from September 2009 to June 2021, Mr. Wells consulted with several emerging growth publicly traded companies. He possesses over 30 years of experience in finance, operations and administrative positions. Mr. Wells holds an MBA from Pepperdine University and a BS in Finance and Entrepreneurship from Seattle Pacific University.

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

Audit Committee

Our Audit Committee is a separately-designated audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. In accordance with our audit committee charter, our audit committee oversees our corporate accounting and financial reporting processes and our internal controls over financial reporting; evaluates our independent registered public accounting firm’s qualifications, independence and performance; engages and provides for the compensation of our independent registered public accounting firm; approves the retention of our independent registered public accounting firm to perform any proposed permissible non-audit services; reviews our financial statements; reviews our critical accounting policies and estimates and internal controls over financial reporting; and discusses with management and our independent registered public accounting firm the results of the annual audit and the reviews of our quarterly financial statements. We believe that our audit committee members meet the requirements for financial literacy under the current requirements of the Sarbanes-Oxley Act, Nasdaq and SEC rules and regulations. The audit committee is composed of Bruce Bent, David R. Wells, and Brian Szymczak. Our Board of Directors has determined that Mr. Brent is an "audit committee financial expert" as defined by SEC rules. Nasdaq rules require that all of the members of the audit committee meet the independence standards set forth above, subject to the applicable phase-in periods of Nasdaq. Our Board of Directors has determined that Bruce Bent, David R. Wells, and Brian Szymczak meet the independence requirements of the Sarbanes-Oxley Act, Rule 10A-3 under the Exchange Act and the applicable listing standards of Nasdaq.

Compensation Committee

In accordance with our compensation committee charter, our compensation committee reviews and recommends policies relating to compensation and benefits of our officers and employees, including reviewing and approving corporate goals and objectives relevant to compensation of the Chief Executive Officer and other senior officers, evaluating the performance of these officers in light of those goals and objectives and setting compensation of these officers based on such evaluations. The compensation committee also administers the issuance of stock options and other awards under our equity-based incentive plans. We believe that the composition of our compensation committee meets the requirements for independence under, and the functioning of our compensation committee complies with, any applicable requirements of the Sarbanes-Oxley Act, Nasdaq and SEC rules and regulations. We intend to comply with future requirements to the extent they become applicable to us. The compensation committee is composed of Bruce Bent, David R. Wells, and Brian Szymczak.

Nominating and Governance Committee

In accordance with our nominating and governance committee charter, our nominating and governance committee recommends to the Board of Directors nominees for election as directors, and meets as necessary to review director and nominees for election as directors; recommends members for each committee of the Board of Directors; oversees corporate governance standards and compliance with applicable listing and regulatory requirements; develops and recommends to the Board of Directors governance principles applicable to the company; and oversees the evaluation of the Board of Directors and its committees. We believe that the composition of our nominating and governance committee meets the requirements for independence under, and the functioning of our nominating and governance committee complies with, any applicable requirements of the Sarbanes-Oxley Act, Nasdaq and SEC rules and regulations. We intend to comply with future requirements to the extent they become applicable to us. The nominating and governance committee is composed of Bruce Bent, David R. Wells, and Brian Szymczak.

Our nominating and governance committee has not adopted a procedure by which shareholders may recommend nominees to our Board of Directors.

Board Meetings and Attendance

During Fiscal 2023, our Board of Directors held ten meetings and the Board also took action by written consent on eight occasions. During Fiscal 2023, each of our current directors attended at least 75% of all Board meetings and the meeting of the committees on which they served (during the period for which they served).

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth summary compensation information for our named executive officers consisting of: our President, Chief Executive Officer and Chairman of the Board of Directors, our Chief Operating Officer and Secretary, and our Chief Financial Officer and Treasurer. The Company had no other executive officers during Fiscal 2023 and Fiscal 2022. The following table includes all compensation earned by the named executive officers for the respective period, regardless of whether such amounts were actually paid during the period

Name and Position	Fiscal Years	Salary($)		Bonus ($)	Option Awards($)(1)	Total($)
Andrew Simpson	2023	234,139	(2)	30,000	191,805	455,944
President, Chief Executive Officer and Chairman of the Board of Directors	2022	25,806	(3)	—	119,000	144,806
Mark Hilz	2023	233,611		30,000	191,805	455,416
Chief Operating Officer and Secretary	2022	111,012		—	119,000	230,012
Danielle Watson	2023	161,250		27,500	47,951	236,701
Chief Financial Officer and Treasurer	2022	71,354		—	20,400	91,754
(1)
Represents the full grant date value of the stock award or option grant, as applicable, calculated in accordance with FASB ASC Topic 718, Compensation—Stock Compensation. Our policy and assumptions made in the valuation of share-based payments are contained in Note 6 of the notes to our Fiscal 2023 financial statements. The value of option awards presented in the Summary Compensation Table reflects the grant date fair value of the awards and does not correspond to the actual value that will be recognized by the named executive officers.
(2)
Includes $25,000 in accrued compensation paid subsequent to Fiscal 2023.
(3)
Excludes $87,500 in Fiscal 2022 in respect of fees payable to Kyngstone Limited of which Mr. Simpson is the sole director and controlling shareholder. For additional information regarding this agreement, see “Item 13. Certain Relationships and Related Transactions, and Director Independence—Related Party Transactions.”

Employment Agreements

We have an employment agreement with our President and Chief Executive Officer, Andrew Simpson and with our Chief Operating Officer and Secretary, Mark Hilz. The employment agreement for each of Mr. Simpson and Mr. Hilz provides for his terms of employment, duties and responsibilities, base salary, bonus and stock option opportunities at the discretion of the Board of Directors, and eligibility to participate in our employee benefit plans generally. Each of their employment agreements contains certain restrictive covenants that restrict their ability to take certain actions, such as a non-compete, a non-solicitation covenant restricting their ability to solicit employees of our Company, and the requirement that they devote their full time and attention to the business of our Company. Each of Mr. Simpson’s and Mr. Hilz’s employment agreements automatically renews until otherwise terminated in accordance with its terms.

Outstanding Equity Awards at April 30, 2023

The following table shows outstanding option awards held by the named executive officers as of April 30, 2023:

	Option Awards				Stock Awards
Name / Grant Date	Number of Securities Underlying Unexercised Options (#) Vested (1)	Number of Securities Underlying Unexercised Options (#) Unvested (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)
Andrew Simpson
May 1, 2016	18,939	3,788	12.21	May 1, 2026
March 14, 2018	—	22,727	15.18	March 14 2028
November 1, 2018	—	22,727	15.18	November 1, 2028
September 1, 2019	30,303	22,727	1.29	September 1, 2029
November 6, 2020	26,515	26,515	1.16	November 6, 2030
March 1, 2022	26,515	26,515	3.47	March 1, 2032
March 20, 2023	—	300,000	0.97	March 20, 2033
Mark Hilz
May 1, 2016	18,939	3,788	12.21	May 1, 2026
March 14, 2018	—	22,727	15.18	March 14 2028
November 1, 2018	—	22,727	15.18	November 1, 2028
September 1, 2019	30,303	22,727	1.29	September 1, 2029
November 6, 2020	26,515	26,515	1.16	November 6, 2030
March 1, 2022	26,515	26,515	3.47	March 1, 2032
March 20, 2023	—	300,000	0.97	March 20, 2033
Danielle Watson
February 1, 2022	2,273	2,272	3.47	February 1, 2032
March 1, 2022	4,545	—	3.47	March 1, 2032
March 20, 2023	—	75,000	0.97	March 20, 2033
(1)
Represents options to purchase shares of Common Stock.

Non-Employee Director Compensation

The following table sets forth a summary of compensation for the fiscal year ended April 30, 2023 that the Company paid to each non-employee director. The Company does not sponsor a non-equity incentive plan or a non-qualified deferred compensation plan for its directors; therefore, these columns have been omitted from the following table. Additionally, the Company did not issue any stock awards to its directors during Fiscal 2023.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Total ($)(3)
Bruce Bent	20,000	31,967	51,967
Brian Szymczak	19,167	31,967	51,134
David R. Wells	19,167	31,967	51,134
(1)
This column represents the amounts paid in cash to each director which was accrued in Fiscal 2023 and paid in Fiscal 2024.
(2)
The amounts in this column reflect the aggregate grant date fair value of stock options granted in Fiscal 2023 to each director calculated in accordance with FASB ASC Topic 718. See Note 6 of the notes to our financial statements included in our Annual Report on Form 10-K for a discussion of all assumptions made in the calculation of these amounts.
(3)
The dollar value in this column for each director represents the sum of all compensation reflected in the previous columns.

The following table shows outstanding vested and unvested option awards (represented by the number of shares of Common Stock such awards entitle the holder to purchase) held by our directors as of April 30, 2023:

Name	Vested Option Awards	Unvested Option Awards	Total Awards
Bruce Bent	1,894	51,894	53,788
Brian Szymczak	21,212	56,818	78,030
David R. Wells	—	50,000	50,000

2023 Equity Incentive Plan

On March 15, 2023, our Board of Directors adopted the 2023 Equity Incentive Plan (the “Equity Incentive Plan”), subject to shareholder approval. The Equity Incentive Plan provides for the grant of nonstatutory stock options, incentive stock options, restricted stock, restricted stock units, performance units, performance shares, and other share-based awards. All of our employees, officers and directors, as well as consultants and advisors, are eligible to receive awards under the Equity Incentive Plan.

On March 20, 2023, our Board of Directors approved, subject to shareholder approval of the Equity Incentive Plan, awards of incentive stock options to purchase in aggregate 769,000 shares of Common Stock (“Incentive Option Awards”) to our executive officers and employees. These Incentive Option Awards, which have an exercise price of $0.97 per share, will vest over three years, with one-third vesting on March 20, 2024 and the remaining two-thirds vesting in eight equal installments thereafter beginning on June 20, 2024 and on each subsequent three-month anniversary of such date. On March 23, 2023, pursuant to authority granted by our Board of Directors, our management granted 12,500 Incentive Option Awards, subject to shareholder approval of the Equity Incentive Plan, to certain of our employees. These Incentive Option Awards, which have an exercise price of $1.02 per share, will vest over three years, with one-third vesting on March 23, 2024 and the remaining two-thirds vesting in eight equal installments thereafter beginning on June 23, 2024 and on each subsequent three-month anniversary of such date. The vesting of these Incentive Option Awards may accelerate upon our achievement of FDA approval or regulatory clearance of the MyoVista (or similar such product owned by us).

On March 20, 2023, our Board of Directors also approved, subject to shareholder approval of the Equity Incentive Plan, an award of non-qualified stock options to purchase 50,000 shares of Common Stock (“Non- Qualified Option Awards”) to each of our non-employee directors. These Non-Qualified Option Awards, which have an exercise price of $0.97 per share, will vest over twelve months, with one-fourth vesting on June 20, 2023 and the remaining three-fourths vesting in three equal installments thereafter on each subsequent three-month anniversary of such date.

Pursuant to the Equity Incentive Plan, we are authorized to issue up to 2,500,000 shares of our Common Stock plus (i) any shares of our Common Stock subject to options that expire or otherwise terminate without having been exercised in full, are tendered to or withheld by us for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by us due to failure to vest, with the maximum number of shares of our Common Stock to be added to the Equity Incentive Plan under this clause (ii) equal to 832,195 shares of our Common Stock. The number of shares of our Common Stock available for issuance under the Equity Incentive Plan will be subject to automatic increase on the first day of each of our fiscal years beginning with the fiscal year beginning May 1, 2024, so that the number of shares of our Common Stock available for issuance under the Equity Incentive Plan is equal to the least of: (i) 25% of the total number of shares of all classes of our Common Stock and preferred stock as converted to our Common Stock outstanding on the last day of the immediately preceding fiscal year, and (ii) a lesser number of shares of our Common Stock determined by the administrator of the Equity Incentive Plan.

As described below, incentive awards authorized under the Equity Incentive Plan include, but are not limited to, incentive stock options within the meaning of Section 422 of the Code. If an incentive award granted under the Equity Incentive Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with the exercise of an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the Equity Incentive Plan. Set forth below is the summary of the principal features of the Equity Incentive Plan.

Administration—The Equity Incentive Plan is administered by our Compensation Committee or our board of directors in the absence of such a committee. Subject to the terms of the Equity Incentive Plan, the Equity Incentive Plan administrator may select participants to receive awards, determine fair market value of our shares, determine the types of awards and terms and conditions of awards and interpret provisions of the Equity Incentive Plan, to institute an exchange program (without stockholder approval) pursuant to which outstanding awards may be surrendered or cancelled in exchange for awards of the same type (which may have lower exercise prices and different terms), awards of a different type, and/or cash (except that the Equity Incentive Plan administrator may not, without stockholder approval, reprice any options or pay cash or issue new options in exchange for the surrender and cancellation of outstanding options), modify awards granted under the Equity Incentive Plan, and make all other determinations deemed necessary or advisable for administering the Equity Incentive Plan.

Grants—The Equity Incentive Plan authorizes the grant to participants of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance shares, performance units or other share-based rewards intended to comply with Section 162(m) of the Code and SARs, as described below:

•
Options granted under the Equity Incentive Plan entitle the grantee, upon exercise, to purchase up to a specified number of shares from us at a specified exercise price per share. The exercise price for shares of our Common Stock covered by an option generally cannot be less than the fair market value of our Common Stock on the date of grant unless agreed to otherwise at the time of the grant. In addition, in the case of an incentive stock option granted to an employee who, at the time the incentive stock option is granted, owns stock representing more than 10% of the voting power of all classes of stock of our Company or any parent or subsidiary, the per share exercise price will be no less than 110% of the fair market value of our Common Stock on the date of grant.
•
Restricted stock awards and restricted stock units may be awarded on terms and conditions established by the Compensation Committee or our board of directors, which may include performance conditions for restricted stock awards and the lapse of restrictions on the achievement of one or more performance goals for restricted stock units.
•
The Compensation Committee or our board of directors may make performance grants, each of which will contain performance goals for the award, including the performance criteria, the target and maximum amounts payable, and other terms and conditions.
•
The Equity Incentive Plan authorizes the granting of stock awards. The Compensation Committee or our board of directors will establish the number of shares of our Common Stock to be awarded (subject to the aggregate limit established under the Equity Incentive Plan upon the number of shares of our Common Stock that may be awarded or sold under the Equity Incentive Plan) and the terms applicable to each award, including performance restrictions.

Non-Transferability of Awards—Unless the Equity Incentive Plan administrator provides otherwise, the Equity Incentive Plan generally does not allow for the transfer of awards and only the recipient of an award may exercise an award during his or her lifetime.

Certain Adjustments—In the event of certain changes in our capitalization, to prevent diminution or enlargement of the benefits or potential benefits available under the Equity Incentive Plan, the Equity Incentive Plan administrator will adjust the number and class of shares that may be delivered under the Equity Incentive Plan and/or the number, class and price of shares covered by each outstanding award, and the numerical share limits set forth in the Equity Incentive Plan.

Dissolution, Liquidation—The Equity Incentive Plan provides that in the event of a proposed dissolution or liquidation of our Company, to the extent it has not been previously exercised, an award will terminate immediately prior to the consummation of such proposed action.

Dividends or Dividend Equivalents for Performance Awards—Notwithstanding anything to the foregoing herein, the right to receive dividends, dividend equivalents or distributions with respect to a performance award will only be granted to a participant if and to the extent that the underlying award is earned.

Merger, Change of Control—The Equity Incentive Plan provides that in the event of a merger or a change of control, as defined under the Equity Incentive Plan, each outstanding award will be treated as the Equity

Incentive Plan administrator determines, including, without limitation, that each award will be assumed or an equivalent option or right substituted by the successor corporation or a parent or subsidiary of the successor corporation.

Duration, Amendment, and Termination—Our board of directors has the power to amend, suspend or terminate the Equity Incentive Plan without stockholder approval or ratification at any time or from time to time. No change may be made that increases the total number of shares of our Common Stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders within one year of such change. Unless sooner terminated, the Equity Incentive Plan would terminate ten years after it was adopted.

Forfeiture Provisions—The Equity Incentive Plan administrator may provide by rule or regulation or in any award agreement, or may determine in any individual case, the circumstances in which awards shall be paid or forfeited in the event a participant ceases to be employed by us, or to provide services to us, prior to the end of a performance period, period of restriction or the exercise, vesting or settlement of such award. Except as set forth for options, generally awards will be forfeited if not earned or vested upon termination, unless otherwise provided for in an award agreement.

Adjustments for Stock Dividends and Similar Events—The Equity Incentive Plan administrator will make appropriate adjustments in outstanding awards and the number of shares of our Common Stock available for issuance under the Equity Incentive Plan, including the individual limitations on awards, to reflect dividends, splits, extraordinary cash dividends and other similar events.

Equity Compensation Plan Information

The following table reflects the number of shares of our Common Stock issuable upon the exercise of awards granted under our equity compensation plans approved and not approved by shareholders and the weighted average exercise price for such awards as of April 30, 2023.

Name of Plan	Number of shares of Common Stock to be issued upon exercise of outstanding options, warrants and rights	Weighted Average Exercise Price of Outstanding Options ($)	Number of shares remaining available for issuance under equity compensation plans (excluding the shares reflected in column (1)
Equity compensation plans approved by security holders (1)	—	$-	—
Equity compensation plans not approved by security holders (1)	931,500	0.97	2,400,695
Total (1)	931,500	$0.97	2,400,695
(1)
Represents securities issued under our Equity Incentive Plan

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding beneficial ownership of our Common Stock and Series C Preferred Stock as of July 17, 2023 by:

•
each person, or group of affiliated persons, known to us to be the beneficial owner of more than 5% of our outstanding Common Stock or Series C Preferred Stock;
•
each of our directors and executive officers; and
•
all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares of capital stock indicated. Shares of capital stock that are issuable upon (i) the conversion of Series C Preferred Stock or (ii) the exercise of options or warrants exercisable within 60 days after July 17, 2023, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such Series C Preferred Stock, options or warrants, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

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

The percentage of beneficial ownership in the table below is based on 10,362,284 shares of our Common Stock outstanding as of July 17, 2023.

	Beneficial Ownership
	Number of Shares (1)		Percentages (2)

Name of Beneficial Owner	Common Stock	Series C Preferred Stock	Common	Series C Preferred Stock	Combined Voting Power (3)
Holders of 5% or more of each class of our securities:
Front Range Ventures, LLC (4)	962,511	148,213	8.7%	39.0%	7.6%
John H. Matthews (5)	816,758	-	7.8%	—	6.7%
Lary Snodgrass (6)	374,592	29,240	3.6%	7.7%	3.1%
Paul Buchanan (7)	340,288	92,193	3.3%	5.4%	2.8%

Directors and executive officers:
Andrew Simpson, President, CEO, and Chairman (8)	567,316	6,117	5.4%	1.6%	4.6%
Mark Hilz, Coo & Secretary (9)	558,243	2,080	5.3%	*	4.6%
Danielle Watson, CFO & Treasurer (10)	6,818	—	*	—	*
Bruce Bent, Director (11)	3,532	—	*	*	*
Brian Szymczak, Director (12)	29,101	400	*	*	*
David R. Wells, Director	—	—	—	—	—
All directors and executive officers as a group (6 persons):	1,165,010	8,597	11.1%	2.3%	9.6%

* Less than 1%.

(1)
For each person named in the table, the total number of shares of capital stock beneficially owned by such person to the best knowledge of the Company, is listed opposite of such person's name.
(2)
For each person named in the table, the shares of capital stock indicated opposite such person’s name represents the percentage of the total number of the shares of capital stock beneficially owned by such person as a percentage of the shares of our outstanding capital stock indicated as a class.
(3)
For each person named in the table, the voting percentage indicated opposite of such person’s name under the column “Combined Voting Power” represents the combined voting percentage of all shares of our Common Stock and all of our Series C Preferred Stock, on an as converted basis, owned by such person.
(4)
Front Range Ventures, LLC’s (“FRV”) sole member is the L. Lee Stryker Irrevocable Trust U/A/D 09/10/1974. Bohemian Asset Management, Inc. who has voting and dispositive power with respect to the shares of our Common Stock on behalf of the L. Lee Stryker Irrevocable Trust U/A/D 09/10/1974. Includes (i) 666,689 shares of our Common Stock issuable upon conversion of 148,213 shares of our Series C Preferred Stock; and (ii) 7,575 shares of our Common Stock issuable upon exercise of $1M Lender Warrants.
(5)
All of the shares are owned by either Matthews Holdings Southwest, Inc. or Mr. Matthews. Mr. Matthews, as sole controlling shareholder of Matthews Holdings Southwest, Inc., has sole voting and dispositive power over all such shares. Includes (i) 1,562 shares of our Common Stock issuable upon exercise of $1.5M Lender Warrants; and (ii) 117,647 shares of our Common Stock issuable upon exercise of IPO Warrants. Excludes 150,000 Pre-Funded Bridge Warrants.
(6)
All of the shares are owned by either Lary Snodgrass Family Limited, Snodgrass Children’s Limited, or Mr. Snodgrass and Mr. Snodgrass, as sole managing member and general partner of Lary Snodgrass Family Limited and Snodgrass Children’s Limited, has sole voting and dispositive power over all such shares. Includes (i) 131,526 shares of our Common Stock issuable upon conversion of 29,240 shares of Series C Preferred Stock; and (ii) 304 shares of our Common Stock issuable upon exercise of $1.5M Lender Warrants.
(7)
All of the shares are owned by either Buchanan Family Discretionary Trust, PBU Investments Ltd, or jointly by Mr. Buchanan and Mr. Buchanan’s spouse, and Mr. Buchanan, as managing member and general partner of PBU Investments Ltd, has sole voting and dispositive power over all such shares. Includes (i) 92,658 shares of our Common Stock issuable upon conversion of 20,599 shares of Series C Preferred Stock; and (ii) 303 shares of our Common Stock issuable upon exercise of $1.5M Lender Warrant.
(8)
Includes (i) 27,515 shares of our Common Stock issuable upon conversion of 6,117 shares of Series C Preferred Stock; (ii) 30 shares of our Common Stock issuable upon exercise of $1.5M Lender Warrants; (iii) 1,023 shares of our Common Stock issuable upon exercise of Investor Warrants; and (iv) options to purchase 102,272 shares of our Common Stock, which were issued as compensation for services rendered to the Company as its Chairman of the Board of Directors. Excludes 1,697 shares of our Common Stock owned by the Simpson Family Benefit Trust, the trustee of which, Equiom (Guernsey) Limited, has voting and dispositive power over all such shares. Equiom (Guernsey) Limited disclaims beneficial ownership of all such shares.
(9)
Includes (i) 9,356 shares of our Common Stock issuable upon conversion of 2,080 shares of Series C Preferred Stock; (ii) 30 shares of our Common Stock issuable upon exercise of $1.5M Lender Warrants; (iii) 1,023 shares of our Common Stock issuable upon exercise of Investor Warrants; and (iv) options to purchase 102,272 shares of our Common Stock issued as compensation for services as an officer of the Company.
(10)
Includes options to purchase 6,818 shares of our Common Stock issued as compensation for services as an officer of the Company.
(11)
Includes (i) 1,638 shares of our Common Stock held by Mr. Bent’s spouse and (ii) 1,894 shares of our Common Stock issuable upon exercise of options issued as compensation for services rendered to the Company.
(12)
Includes (i) 1,799 shares of our Common Stock issuable upon conversion of 400 shares of Series C Preferred Stock held jointly with Mr. Szymczak’s spouse; (ii) 30 shares of our Common Stock issuable upon exercise of $1.5M Lender Warrants; and (iii) 21,212 shares of our Common Stock issuable upon exercise of options issued as compensation for services rendered to the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a description of transactions or series of transactions since the beginning of Fiscal 2023 to which we were or will be a party, in which:

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

Related Party Transactions

$130K Note

On August 12, 2019, the Company entered into an unsecured drawdown convertible promissory note, which is referred to as the $130K Note, with Front Range Ventures, LLC, or FRV, for an aggregate amount not to exceed $130,000. FRV is a beneficial owner of more than five percent (5%) of the combined voting power of our outstanding capital stock and is entitled to appoint a member of the Company’s Board of Directors. On April 28, 2023, the $130K Note converted into 5,200 shares of Series C Preferred Stock pursuant to a notice of conversion to FRV. For more information regarding the $130K Note and other indebtedness of the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Indebtedness—$130K Note.”

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

The following table summarizes purchases of the $1.5M Notes by related parties of the Company and the number of shares of Common Stock issuable upon exercise of $1.5M Lender Warrants issued to related parties of the Company in consideration of the extension of the maturity of the $1.5M Notes:

Related Party	Principal Amount of $1.5M Notes	Shares of Common Stock Issued upon Conversion of $1.5M Notes (3)	$1.5M Lender Warrants
John H. Matthews(1)	$515,500	312,424	1,562
Brian Szymczak	$10,000	6,060	30
Andrew Simpson	$10,000	6,060	30
Mark Hilz	$10,000	6,060	30
Lary Snodgrass(2)	$100,000	60,606	304
(1)
Represents the principal amount of $1.5M Notes held by Matthews Holdings Southwest, Inc., a related party as a beneficial owner of more than five percent of the combined voting power of our outstanding capital stock.
(2)
Represents the principal amount of $1.5M Notes held by Lary Snodgrass Family Limited and Snodgrass Children’s Limited, a related party as a beneficial owner of more than five percent of the combined voting power of our outstanding capital stock.
(3)
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

The $1M Loan and Security Agreement was further amended on January 24, 2023 to (i) extend the maturity date of the promissory note issued to FRV pursuant to the $1M Loan and Security Agreement to September 30, 2024, on which date the principal amount and all accrued interest thereon will be due and payable, and (ii) amend the dates on which principal and accrued interest is due under the JQA Note, such that interest accrued since June 28, 2022 will be due and payable on September 30, 2023, and the principal amount together with all accrued interest after September30, 2023 will be due and payable on March 31, 2024.

2021 Bridge Financing

In connection with the sale of our Senior Subordinated Convertible Loan Notes (the “Bridge Notes”) and associated warrants (the “Bridge Warrants”) in December 2021 (the “2021 Bridge Financing”), the related parties listed below purchased Bridge Notes and received Bridge Warrants. All such purchases were made on the same basis as the purchases made by unrelated purchasers.

The following table sets forth the names of such related parties and amount of the Bridge Notes and Bridge Warrants purchased:

Related Party	Principal Amount of Bridge Notes	Shares of Common Stock Issued upon Conversion of Bridge Notes (3)	Warrants to Purchase the Following Number of Shares
Lary Snodgrass (1)	$222,222	79,987	79,987
John H. Matthews(2)	$555,556	197,641	197,641
(1)
Includes Bridge Notes and Bridge Warrants held by Lary Snodgrass, a party as a beneficial owner of more than five percent of the combined voting power of our outstanding capital stock.
(2)
Includes Bridge Notes and Bridge Warrants held by Matthews Holdings Southwest, Inc., a related party as a beneficial owner of more than five percent of the combined voting power of our outstanding capital stock.
(3)
The principal amount of all Bridge Notes and accrued interest thereunder converted into shares of Common Stock upon consummation of the IPO.

In February 2023, the Bridge Warrants above were exercised and we issued 79,897 shares of our Common Stock to Mr. Snodgrass and 47,641 shares of our Common Stock and 150,000 Pre-Funded Bridge Warrants to Matthews Holdings Southwest, Inc. at an exercise price of $1.00 per share. The Pre-Funded Warrants have an exercise price of $0.0001 per share.

Registration Rights Agreement

In connection with the 2021 Bridge Financing, we entered into the Registration Rights Agreement with the purchasers of the Bridge Notes pursuant to which we agreed to file a resale registration statement, no later than September 12, 2022, with respect to the shares of Common Stock issuable upon conversion of the Bridge Notes, exercise of the Bridge Warrants or resulting from anti-dilution provisions in the Bridge Notes, the Bridge Warrants and the Pre-Funded Warrants or any securities issued or the issuable upon any stock split, dividend or other distribution, recapitalization or similar event, collectively referred to as the Registrable Securities. Such registration statement was filed with the SEC on September 12, 2022 and declared effective by the SEC on October 7, 2022.

Agreements with Front Range Ventures

Pursuant to the FRV Side Letter, FRV has the right to designate a director of the Company, which has not been exercised as of the date of this Annual Report on Form 10-K.

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

•
Transactions available to all employees generally; and
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

Our Audit Committee will analyze the following factors, in addition to any other factors the members of the Audit Committee deem appropriate, in determining whether to approve a related-person transaction:

•
The benefits to the Company;
•
The impact on a director’s independence in the event the related party is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer or otherwise over which such director has influence or control;
•
The availability of other sources for comparable products or services;
•
The terms of the related party transaction; and
•
The terms available to unrelated third parties or to employees generally.

Our Audit Committee shall approve only those related party transactions that are in, or are not inconsistent with, the best interests of the Company and its shareholders, as the Audit Committee determines in good faith.

Item 14. Principal Accounting Fees and Services.

The following table represents aggregate fees billed to during Fiscal 2023 and Fiscal 2022, by Haskell & White LLP, our independent registered public accounting firm.

	Year Ended April 30,
	2023	2022
Audit Fees (1)	$97,500	$50,000
Audit Related Fees (2)	69,850	70,900
Total Fees	$167,350	$120,900

(1)
Audit fees relate to professional services rendered in connection with the audit of the Company's annual financial statements, quarterly review of financial statements and audit services provided in connection with other statutory and regulatory filings.
(2)
Fees related to the IPO and subsequent S-1 registration filings.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee is responsible for the appointment, compensation and oversight of the work of the independent registered public accounting firm and approves in advance any services to be performed by the independent registered public accounting firm, whether audit-related or not. The Audit Committee reviews each proposed engagement to determine whether the provision of services is compatible with maintaining the independence of the independent registered public accounting firm. During the year ended April 30, 2023, all of the services performed by our independent registered public accounting firm were pre-approved by the Audit Committee. During the year ended April 30, 2022, which was prior to the establishment of committees, all services performed by our independent registered public accounting firm were pre-approved by the Board of Directors.

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

4.2

Form of Registration Rights Agreement by and among Heart Test Laboratories, Inc. and the parties listed as signatories thereto related to the Series C Preferred Stock (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-1 filed May 17, 2022)

4.3	Form of Bridge Warrant (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-1 filed May 17, 2022)
4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-1 filed May 17, 2022)
4.5	Form of $1M Lender Warrant and $1.5M Lender Warrant (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form S-1 filed May 17, 2022)
4.6	Form of Investor Warrant (incorporated by reference to Exhibit 4.7 to our Registration Statement on Form S-1 filed May 17, 2022)
4.7	Representative’s Warrant Agreement issued June 17, 2022 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 23, 2022)
4.8

Warrant Agent Agreement dated June 17, 2022 between Heart Test Laboratories, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed June 23, 2022)

4.9	Form of Certificated Warrant (incorporated by reference to Exhibit 4.10 to Amendment No. 2 to our Registration Statement on Form S-1 filed June 10, 2022)
4.10	Amendment No. 1 to Bridge Warrants dated September 8, 2022 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2022).

4.11	Form of Amendment No. 2 to Bridge Warrants dated February 3, 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 3, 2022).
4.12

Form of Amended and Restated Warrant to Purchase Common Stock, as amended through February 3, 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 22, 2023).

4.13

Form of Pre-Funded Warrant, issued pursuant to Amendment No. 2 to Warrants to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K/A, filed with the SEC on March 14, 2023).

4.14*	Description of Securities
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
10.20

Form of Amendment No. 2 to the Form of $1.5M Note by and among Heart Test Laboratories, Inc. and the Requisite Noteholders, dated May 2022 (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1 filed May 17, 2022)

10.21†

Form of Time-Based Vesting Nonstatutory Stock Option Agreement of Heart Test Laboratories, Inc. (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1 filed May 17, 2022)

10.22†

Form of Performance-Based Vesting Nonstatutory Stock Option Agreement of Heart Test Laboratories, Inc (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1 filed May 17, 2022)

10.23

Amendment No. 4 to the $1M Loan and Security Agreement, dated January 24, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 24, 2023).

10.24

Purchase Agreement, dated as of March 10, 2023, by and between the Company and Lincoln Park (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on March 10, 2023).

10.25

Registration Rights Agreement, dated as of March 10, 2023, by and between the Company and Lincoln Park (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on March 13, 2023).

10.26†	Heart Test Laboratories, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on March 16, 2023).
10.27†

Form of the Company’s Incentive Stock Option Agreement under the Company’s 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on March 23, 2023).

10.28†

Form of the Company’s Non-Qualified Stock Option Agreement under the Company’s 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on March 23, 2023).

10.29*	Amendment No. 2 License Agreement by and between Heart Test Laboratories, Inc. and The University Court of The University of Glasgow, dated March 31, 2023.
21.1*	List of Subsidiaries of the Company
24.1*	Power of Attorney (included on signature pages)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith ** Furnished herewith
† Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

We have elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Heart Test Laboratories, Inc.

Dated: July 18, 2023	By:	/s/ Andrew Simpson
	Name:	Andrew Simpson
	Title:	President, Chief Executive Officer, and Chairman of the Board of Directors
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

Name	Title	Date

/s/ Andrew Simpson	President, Chief Executive Officer and Chairman of the Board of Directors	July 18, 2023
Andrew Simpson	(Principal Executive Officer)
/s/ Danielle Watson	Chief Financial Officer and Treasurer	July 18, 2023
Danielle Watson	(Principal Financial and Accounting Officer)

/s/ Mark Hilz	Chief Operating Officer, Secretary and Director	July 18, 2023
Mark Hilz

/s/ Bruce Bent	Director	July 18, 2023
Bruce Brent

/s/ David R. Wells	Director	July 18, 2023
David R. Wells

/s/ Brian Szymczak	Director	July 18, 2023
Brian Szymczak

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Heart Test Laboratories, Inc. dba HeartSciences

Southlake, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Heart Test Laboratories, Inc. dba HeartSciences (the “Company”) as of April 30, 2023 and 2022, the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended April 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2023, in conformity with U.S. generally accepted accounting principles.

Emphasis of Matter – Initial Public Offering

In June 2022, the Company completed an initial public offering of common stock and concurrent conversion of debt and preferred stock to common stock. Refer to Notes 2, 4, and 5 for details.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced recurring losses, negative cash flows from operations, and limited capital resources. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Irvine, California

July 18, 2023

F-2

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Balance Sheets

	April 30,
	2023	2022

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,660,467	$918,260
Accounts receivable	—	2,321
Inventory	676,359	674,139
Prepaid expenses	143,460	49,384
Other current assets	40,374	40,374
Deferred offering costs	175,921	246,400
Total current assets	2,696,581	1,930,878

Property and equipment, net	61,428	70,035
Right-of-use assets, net	529,224	88,535
TOTAL ASSETS	$3,287,233	$2,089,448

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$631,369	$694,745
Accrued expenses	623,391	1,053,636
Operating lease liabilities, current portion	29,535	90,968
Current portion of notes payable	500,000	1,630,000
Other current liabilities	48,596	1,220
Total current liabilities	1,832,891	3,470,569

LONG-TERM LIABILITIES
Notes payable	500,000	4,441,807
Accrued expenses	187,450	232,868
Operating lease liabilities, long-term portion	536,335	—
Total long-term liabilities	1,223,785	4,674,675
TOTAL LIABILITIES	3,056,676	8,145,244

COMMITMENTS AND CONTINGENCIES (NOTE 2, 4-6, and 8)
STOCKHOLDERS EQUITY (DEFICIT)
Series A, B, and C convertible preferred stock, $0.001 par value, 20,000,000 shares authorized and 620,000 designated; 380,871 shares issued and outstanding as of April 30, 2023 and 483,265 shares issued and outstanding as of April 30, 2022.	381	483
Common Stock, $0.001 par value, 500,000,000 shares authorized; 10,118,440 shares issued and outstanding as of April 30, 2023 and 3,323,942 shares issued and outstanding as of April 30, 2022.	10,118	3,324
Additional paid-in capital	60,977,256	48,343,305
Accumulated deficit	(60,757,198)	(54,402,908)
TOTAL STOCKHOLDERS EQUITY (DEFICIT)	230,557	(6,055,796)
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$3,287,233	$2,089,448

The accompanying notes are an integral part of these financial statements.

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Statement of Operations

	Year ended April 30,
	2023	2022

Revenue	$5,150	$14,373

Cost of sales	2,796	7,890

Gross margin	2,354	6,483

Operating expenses:
Research and development	2,460,868	3,001,532
Selling, general and administrative	3,654,450	1,714,350
Total operating expenses	6,115,318	4,715,882

Loss from operations	(6,112,964)	(4,709,399)

Other income (expense)
Interest expense	(243,174)	(371,619)
Gain on extinguishment of debt	—	250,200
Other income	1,848	2,558
Total other income (expense)	(241,326)	(118,861)

Net loss	$(6,354,290)	$(4,828,260)

Net loss per share, basic and diluted	$(0.80)	$(1.45)

Weighted average common shares outstanding, basic and diluted	7,950,550	3,318,892

The accompanying notes are an integral part of these financial statements.

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Statements of Stockholders’ Equity (Deficit)

for the Years ended April 30, 2023 and 2022

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Total Convertible Preferred	Common Stock		Additional Paid-in	Accumulated	Total Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Shares	Amount	Capital	Deficit	Equity (Deficit)
BALANCE AT APRIL 30, 2021	10,000	$10	10,000	$10	463,265	$463	$483	3,313,841	$3,314	$47,661,262	$(49,574,648)	$(1,909,589)

Common Stock issued to non-employees	—	—	—	—	—	—	—	10,101	10	34,990	—	35,000

Stock based compensation - management and other employees	—	—	—	—	—	—	—	—	—	68,396	—	68,396

Warrants issued to non-employees	—	—	—	—	—	—	—	—	—	578,657	—	578,657

Net loss	—	—	—	—	—	—	—	—	—	—	(4,828,260)	(4,828,260)

BALANCE AT APRIL 30, 2022	10,000	$10	10,000	$10	463,265	$463	$483	3,323,942	$3,324	$48,343,305	$(54,402,908)	$(6,055,796)

Sale of Common Stock, net of fees	—	—	—	—	—	—	—	1,978,509	1,979	5,622,086	—	5,624,065

Common Stock issued upon conversion of $1.5M Notes	—	—	—	—	—	—	—	909,071	909	1,499,091	—	1,500,000

Common Stock issued upon conversion of Bridge Notes and accrued interest	—	—	—	—	—	—	—	1,544,114	1,544	3,617,160	—	3,618,704

Common Stock issued upon conversion of Series A and B Convertible Preferred Stock	(10,000)	(10)	(10,000)	(10)	—	—	(20)	703,290	703	(683)	—	—

Common Stock issued upon conversion of Series C Convertible Preferred Stock	—	—	—	—	(87,594)	(87)	(87)	347,854	348	(261)	—	—

Series C Preferred Stock issued upon conversion of $130K Note	—	—	—	—	5,200	5	5	—	—	129,995	—	130,000

Common Stock issued upon exercise of pre-funded warrants	—	—	—	—	—	—	—	139,356	139	(125)		14

Common Stock issued upon exercise of Bridge Warrants	—	—	—	—	—	—	—	1,172,304	1,172	1,139,851	—	1,141,023

Stock based compensation - management & other employees	—	—	—	—	—	—	—	—	—	248,308	—	248,308

Warrants issued in IPO	—	—	—	—	—	—	—	—	—	17,250	—	17,250

Issuance of pre-funded Bridge Warrants	—	—	—	—	—	—	—	—	—	150,000	—	150,000

Warrants issued to non-employees	—	—	—	—	—	—	—	—	—	211,279	—	211,279

Net loss	—	—	—	—	—	—	—	—	—	—	(6,354,290)	(6,354,290)

BALANCE AT APRIL 30, 2023	—	—	—	—	380,871	$381	381	10,118,440	$10,118	$60,977,256	$(60,757,198)	$230,557

5

The accompanying notes are an integral part of these consolidated financial statements.

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Statements of Cash Flows

	Year ended April 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,354,290)	$(4,828,260)
Adjustments to reconcile net loss to net cash used in operating activities

Depreciation	26,915	26,566
Amortization of debt discounts and deferred financing costs	61,381	156,719
Stock-based compensation	248,308	68,396
Stock issued for note facility fee	—	35,000
Warrants issued to non-employees	171,326	—
Warrants issued for note extensions	—	22,890
Gain on settled accounts payable	(101,200)	—
Gain on extinguishment of debt	—	(250,200)

Changes in current assets and liabilities:
Accounts receivable	2,321	(2,321)
Inventory	(2,220)	76,635
Prepaid and other current assets	385,773	72,524
Deferred offering costs	60,432	(246,400)
Accounts payable	37,824	358,964
Accrued liabilities	(310,147)	865,343
Net cash used in operating activities	(5,773,577)	(3,644,144)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(18,308)	(1,932)
Net cash used in investing activities	(18,308)	(1,932)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock in IPO, net of fees	5,194,740	—
Issuance of warrants in IPO	17,250	—
Issuance of Common Stock for exercise of pre-funded warrants	14	—
Issuance of Common Stock for bridge warrant exercises	1,141,023	—
Issuance of Common Stock under equity line, net of offering costs	429,325	—
Issuance of pre-funded warrants for bridge warrant exercises	150,000	—
Proceeds from shareholder note	—	500,000
Proceeds from issuance of bridge convertible notes, net of discount	—	4,226,000
Deferred financing costs	—	(385,145)
Repayment of shareholder note	—	(500,000)
Principal repayments of finance lease obligations	(398,260)	—
Net cash provided by investing activities	6,534,092	3,840,855

Net change in cash and cash equivalents during the period	742,207	194,779
Cash and cash equivalents, beginning of period	918,260	723,481
Cash and cash equivalents, end of period	$1,660,467	$918,260

The accompanying notes are an integral part of these financial statements.

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Statements of Cash Flows

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Issuance of Common Stock for $1.5M Note conversions	$1,500,000	$—
Issuance of Common Stock for Bridge Note and accrued interest conversions	$3,618,704	$—
Issuance of Common Stock for Series A and B Preferred Stock conversions	$703
Issuance of Common Stock for Series C Preferred Stock conversions	$348	$—
Issuance of Series C Preferred Stock for $130K Note conversion	$130,000	$—
Issuance of Common Stock for cashless bridge warrant exercises	$31	$—
Issuance of Common Stock warrants in payment of payables	$171,326	$—
Issuance of Common Stock warrants in connection with Bridge financing	$—	$555,767
Warrants issued as underwriter compensation	$39,953	$—
Financed insurance premiums	$445,636	$—
Operating lease assets obtained in exchange for lease obligations	$549,227	$—

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

HeartSciences’ initial focus is on applying novel technology to extend the clinical indications for use of an electrocardiograph (“ECG”) device. Its first device, the MyoVista is an ECG that is being developed for use in a wide range of clinical settings and is designed to provide diagnostic information to a qualified healthcare professional on cardiac dysfunction which has traditionally only been provided using cardiac imaging. In addition, the MyoVista provides conventional ECG information. The Company plans to market its device both domestically and internationally to various hospitals, clinics, and medical centers and manufacture the devices using outsourced production facilities. To date the Company has had small amounts of revenue from key opinion leader engagement and establishment of distributor relationships outside the United States during the development and product improvement phase of the MyoVista. The Company is preparing to seek U.S. Food and Drug Administration (“FDA”) clearance of the MyoVista during 2023.

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

The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. As of April 30, 2023 and April 30, 2022, the Company had an accumulated deficit of $60.8 million and $54.4 million, respectively. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

In June 2022, the Company raised approximately $5.2 million in net proceeds from the completion of the initial public offering (the “IPO”) (see Note 5). In February 2023, the Company raised approximately $1.3 million from the exercise of Bridge Warrants (see Note 4 for definition of “Bridge Warrants” and Note 5 for more information regarding the Bridge Warrants).

In March 2023, the Company entered into a purchase agreement and registration rights agreement with an institutional investor, providing for the sale, from time to time at the discretion of the Company, of up to $15.0 million of the Company's Common Stock, over the thirty-six (36) month term of the purchase agreement (the “Equity Line”). During the year ended April 30, 2023, the Company issued 100,000 commitment shares of Common Stock and 378,024 shares of Common Stock, receiving proceeds of approximately $0.4 million (see Note 5). Subsequent to April 30, 2023, the Company issued 241,906 shares of Common Stock, receiving proceeds of approximately $0.2 million.

Based on the Company’s forecasts and cashflow projections, the Company believes that current resources would be insufficient to fund operations for the next twelve months following the issuance of these financial

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Notes to Financial Statements

statements. Additionally, the FDA can delay, limit or deny clearance of a medical device for many reasons outside the Company’s control which may involve substantial unforeseen costs.

Management’s plans include raising capital through the sale of additional equity securities, debt, or capital inflows from strategic partnerships. Management can provide no assurance that such financing or strategic relationships will be available on acceptable terms, or at all, which would likely have a material adverse effect on the Company and its financial statements.

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

Inventory

All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis. Selling, general, and administrative expenses are not inventoried, but are charged to expense when incurred. The following is a summary of the Company’s inventories at April 30, 2023 and April 30, 2022:

	April 30,	April 30,
	2023	2022
Raw materials	$322,996	$359,965
Sub-assemblies	347,436	345,217
Work in progress	21,741	21,741
Finished goods	28,662	28,662
Reserve for obsolescence	(44,476)	(81,446)
Total Inventory	$676,359	$674,139

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

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Notes to Financial Statements

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

The following is a summary of the Company's property and equipment at April 30, 2023 and 2022:

	April 30,	April 30,
	2023	2022
Equipment	$397,920	$379,612
Furniture & fixtures	102,563	102,563
Leasehold improvements	32,812	32,812
Total	533,295	514,987
Less: Accumulated depreciation	(471,867)	(444,952)
Property and equipment, net	$61,428	$70,035

Depreciation expense for the years ended April 30, 2023 and 2022, was $26,915 and $26,566, respectively.

Deferred Offering Costs

The Company capitalizes certain legal, professional, and other-third party charges related to its efforts to raise capital through a sale of Common Stock in its IPO and other ongoing equity financings as deferred offering costs until fully consummated. These costs are deferred until the completion of the offerings at which time they are reclassified to additional paid-in-capital as a reduction of the offering proceeds. If the Company terminates the planned offering or there is a significant delay, all of the deferred offering costs will be immediately written off to operating expenses.

On March 10, 2023, the Company entered into an Equity Line with an institutional investor to sell shares of the Company's Common Stock, with an aggregate gross sales proceeds of up to $15.0 million. Deferred offering costs associated with the Equity Line are reclassified to additional paid in capital on a pro-rata basis over the term of the agreement. As of April 30, 2023 and 2022, $175,921 and $246,400 of deferred offering costs were capitalized on the balance sheet, respectively.

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Notes to Financial Statements

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

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Notes to Financial Statements

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

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Notes to Financial Statements

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

As of April 30, 2023 and April 30, 2022, the Company did not have any contract assets or liabilities from contracts with customers and there were no remaining performance obligations that the Company had not satisfied.

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

Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of April 30, 2023 and April 30, 2022.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Notes to Financial Statements

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

Recent Accounting Standards Adopted

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains its cash with high-credit quality financial institutions. At April 30, 2023 and April 30, 2022, the Company had cash balances in excess of federally insured limits of $1.4 million and $0.7 million, respectively. The Company does not anticipate non-performance by its financial institution.

Note 4 – Debt

Debt consists of the following:

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Notes to Financial Statements

	April 30,	April 30,
	2023	2022
$130,000 unsecured drawdown convertible promissory note ("$130K Note")	$—	$130,000
$1.5 million secured convertible promissory notes ("$1.5M Notes")	—	1,500,000
$1M Notes	1,000,000	1,000,000
Bridge convertible notes, net of discounts and deferred financing costs	—	3,441,807
	1,000,000	6,071,807
Less: current maturities	(500,000)	(1,630,000)
Notes payable, long-term	$500,000	$4,441,807

$130K Unsecured Drawdown Convertible Promissory Note

On August 12, 2019, the Company entered into an unsecured drawdown convertible promissory note with Front Range Ventures, LLC (“FRV”) for an aggregate amount not to exceed $130,000 (“$130K Note”). FRV is a shareholder of the Company and the Company entered into an agreement with FRV where FRV is entitled to appoint a member of the Board of Directors and a board observer so long as it holds at least 71,000 shares of Series C Preferred Stock.

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

In April 2023, the $130K Note was converted into 5,200 shares of Series C Preferred Stock pursuant to a notice of conversion to FRV (see Note 5).

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

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Notes to Financial Statements

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

As of April 30, 2023 and April 30, 2022, accrued interest was approximately $238,000 and $229,000, respectively, and is included in accrued expenses in the accompanying condensed balance sheets.

Unsecured promissory draw down note

In August 2021, the Company issued an Unsecured Promissory Draw Down Note with Matthews Holdings Southwest, Inc. for a maximum amount of $500,000 as a short-term loan repayable upon closing a subsequent offering. Per the terms of the note, $250,000 was drawn by the Company in August 2021 and an additional $250,000 was drawn in September 2021. The Company issued 10,101 shares of common stock as a facility fee for the note. In accordance with the terms, no interest was payable on the note, and the note was fully repaid on December 27, 2021.

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

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Notes to Financial Statements

and removed the exercise price adjustment provisions of the Bridge Warrants with limited exceptions for transactions such as stock dividends, stock splits, stock combinations and reverse stock splits (see Note 5).

Paycheck Protection Program Loans

On January 25, 2021, the Company received loan proceeds in the amount of $250,200 under the Paycheck Protection Program (“PPP”), which was established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), to provide loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. Following the PPP guidelines, the Company filed for loan forgiveness in May 2021, and in June 2021, the Small Business Administration approved the filing and forgave the loan. The forgiveness of the PPP loan is recorded in gain on extinguishment of debt in the statement of operations as of the year ended April 30, 2022.

Note 5 – Stockholders’ Equity (Deficit)

Preferred Stock

The Company authorized 20,000,000 shares of preferred stock, par value $0.001 per share (“Preferred Stock”), of which 10,000 shares have been designated as Series A Convertible Preferred Stock (“Series A Preferred Stock”), 10,000 shares have been designated as Series B Convertible Preferred Stock (“Series B Preferred Stock”), and 600,000 shares have been designated as Series C Preferred Stock with a liquidation preference to Common Stock. During the year ended April 30, 2023, the Company issued 5,200 shares of Series C Preferred Stock for the conversion of the $130K Note (See Note 4). During the year ended April 30, 2022, there were no issuances of Preferred Stock by the Company.

On June 2, 2022, the Company filed amendments to the Amended and Restated Certification of Designations of Series A Convertible Preferred Stock and the Amended and Restated Certification of Designations of Series B Convertible Preferred Stock, which amended certain provisions in the agreements including to provide that on completion of an IPO by the Company, each share of Series A Preferred Stock and Series B Preferred Stock would automatically be converted into shares of Common Stock and all shares of Series A Preferred Stock and Series B Preferred Stock would be deemed converted and canceled. Upon consummation of the IPO in June 2022, all the outstanding shares of Series A Preferred Stock were converted into 703,290 shares of Common Stock at a conversion ratio of 70.33 shares of Common Stock for each share of Series A Preferred Stock and all outstanding shares of Series B Preferred Stock were canceled.

Series C Preferred Stock

The Series C Preferred Stock was originally issued at $25.00 per share. An amendment to, or waiver of rights in, the Series C Preferred Stock certificate of designation requires the approval of holders of a majority of the outstanding shares of Series C Preferred Stock and FRV (so long as FRV holds at least 71,000 shares of Series C Preferred Stock).

At April 30, 2023 and April 30, 2022, there were 380,871 and 463,265 shares of Series C Preferred Stock outstanding, respectively.

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

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Notes to Financial Statements

During the year ended April 30, 2023, 87,594 shares of Series C Preferred Stock converted into 347,854 shares of Common Stock at a weighted average conversion ratio of 3.982 shares of Common Stock for each share of Series C Preferred Stock. At April 30, 2023, the Series C Preferred Stock were convertible into 1,692,155 shares of Common Stock at a conversion price of $5.63 per share.

Subsequent to April, 30, 2023, 431 shares of Series C Preferred Stock were converted into 1,938 shares of Common Stock. Additionally, the Series C Preferred Stock conversion price was adjusted to $5.56, and the remaining shares of Series C Preferred Stock were convertible into 1,711,256 shares of Common Stock.

Common Stock

The Company’s Certificate of Formation, as amended, authorizes 500,000,000 shares of common stock with a par value of $0.001 per share. As of April 30, 2023 and April 30, 2022 the Company had issued 10,118,440 and 3,323,942 shares of common stock, respectively.

During the year ended April 30, 2023, the Company issued 6,794,498 shares of Common Stock, as set forth in the below table:

Number of Shares
Issuance of Common Stock in IPO	1,500,000
Issuance of Common Stock under equity line	478,024
Issuance of Common Stock	485
Conversion of $1.5M notes to Common Stock (see Note 4)	909,071
Conversion of Bridge Notes and accrued interest to Common Stock (see Note 4)	1,544,114
Conversion of Series A Preferred Stock to Common Stock	703,290
Conversion of Series C Preferred Stock to Common Stock	347,854
Exercise of bridge warrants	1,172,304
Exercise of pre-funded warrants	139,356
Common Stock issued during twelve months ended April 30, 2023	6,794,498

Summary table of Common Stock share transactions:
Balance at April 30, 2022	3,323,942
Issued in Fiscal 2023	6,794,498
Balance at April 30, 2023	10,118,440

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

On March 10, 2023, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) providing for the purchase, from time to time at the Company’s discretion, of up to $15.0 million of the Company’s Common Stock, over the thirty-six (36) month term of the purchase agreement. The agreement allows the Company, at its sole discretion, to direct Lincoln Park to purchase shares of Common Stock, subject to limitations in both volume and dollar amount. The purchase price of the shares that may be sold to Lincoln Park under the agreement is the lower of (i) the lowest sale price on the date of purchase, or (ii) the average of the three lowest closing prices in the prior ten business days. Concurrently with the purchase agreement, the Company entered into a registration rights agreement, pursuant to which the Company filed a registration statement on Form S-1 with the SEC on March 22, 2023. This registration statement was declared effective on April 10, 2023.

The Company issued to Lincoln Park, 100,000 shares of its Common Stock as initial commitment shares in consideration for entering into the purchase agreement and has agreed to issue an additional 62,500 shares of

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Notes to Financial Statements

Common Stock, as additional commitment shares, upon receiving $2.0 million of proceeds. During the year ended April 30, 2023, the Company issued 378,024 shares of Common Stock receiving approximately $0.4 million in proceeds. Subsequent to April 30, 2023, the Company issued 241,906 shares of Common Stock receiving approximately $0.2 million in proceeds.

The holders of Common Stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the board of directors, subject to the rights of holders of Preferred Stock outstanding. No dividends were declared during the years ended April 30, 2023 and April 30, 2022, respectively.

Common Stock Warrants

The Company has issued warrants to investors in connection with funding or for services rendered and these warrants are convertible into a fixed number of shares of the Company’s common stock for a period of 5 years from the date of issuance.

The following is a summary of warrant activity during the year ended April 30, 2023:

	Warrants Outstanding and Exercisable	Exercise Price Per Share	Weighted Average Strike Price per Share
Balance, April 30, 2022	1,442,401	$3.47-$15.18	$9.00
Issued	4,052,826	$0.0001-$4.25	$3.75
Exercised	(1,524,159)	0.0001-$4.25	$3.86
Forfeited	(14,766)	$12.21-$15.81	$13.96
Cancelled	(1,365,960)	$5.16	$5.16
Balance, April 30, 2023	2,590,342	$0.0001-$15.18	$3.73

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

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Notes to Financial Statements

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

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Notes to Financial Statements

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

Note 6 – Stock-based Compensation

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

Time-based grants generally vest quarterly based on 3 years continuous service for executive directors and employees, or 12 months continuous service for directors and have 10-year contractual terms. The Company also grants stock option awards where vesting is contingent upon meeting various departmental and company-wide performance goals, including FDA and CE Mark regulatory approval and certain EBITDA and funding thresholds. Such performance-based stock options are expected to vest when the performance criteria and metrics have been met. These stock options have contractual lives of ten years.

During the year ended April 30, 2022, the Company granted 9,848 time-based stock option awards and 159,621 performance-based stock option awards to employees and non-employee directors.

2023 Equity Incentive Plan

On March 15, 2023, the Company's Board of Directors adopted the 2023 Equity Incentive Plan (the “Equity Incentive Plan”), subject to shareholder approval. The Equity Incentive Plan provides for the grant of nonstatutory stock options, incentive stock options, restricted stock, restricted stock units, performance units, performance shares, and other share-based awards. Pursuant to the Equity Incentive Plan, the Company is authorized to issue up to 2,500,000 shares of Common Stock plus (i) any shares of our Common Stock subject to options that expire or otherwise terminate without having been exercised in full, are tendered to or withheld by us for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by us due to failure to vest, with the maximum number of shares of our Common Stock to be added to the Equity Incentive Plan under this clause (ii) equal to 832,195 shares of our Common Stock.

During the year ended April 30, 2023, the Company granted 931,500 shares of time-based stock option awards to employees and non-employee directors under the Equity Incentive Plan, subject to shareholder approval.

The following table summarizes the Company's time-based stock options:

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Notes to Financial Statements

	Number of Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Outstanding - April 30, 2021	251,867	$12.30	5.5
Options granted	9,848	$2.93	9.8
Options forfeited	(7,500)	$15.18	—
Outstanding - April 30, 2022	254,215	$11.79	4.6

Options granted	931,500	$0.97	9.9
Options forfeited	(2,803)	3.81	—
Outstanding - April 30, 2023	1,182,912	$3.29	8.6

Non-vested at April 30, 2023	934,530	$0.98	9.9
Vested at April 30, 2023	248,382	$11.98	3.5

The Company estimates fair values of time-based stock options using the Black-Scholes option-pricing model on grant date. For the years ended April 30, 2023 and 2022, the principal assumptions used in applying this model were as follows:

	April 30, 2023	April 30, 2022
Risk free interest rate	3.56%	1.72%
Volatility	79.6%	55.0%
Weighted average expected term (in years)	5.0	4.6

The following summarizes the Company's performance-based stock options:

	Number of Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Outstanding - April 30, 2021	427,071	$5.81	8.1
Options granted	159,621	$3.47	9.8
Options forfeited	(4,924)	$6.63	—
Outstanding - April 30, 2022	581,768	$5.16	7.8

Options forfeited	(3,561)	$3.34	—
Outstanding - April 30, 2023	578,207	$5.17	6.8

Non-vested at April 30, 2023	377,588	$6.21	6.7
Vested at April 30, 2023	200,619	$3.22	7.0

As of April 30, 2023 and as of April 30, 2022, there was approximately $1.7 million and $1.8 million of unrecognized compensation costs related to non-vested performance-based common stock options and approximately $0.5 million and $11,700 of unrecognized compensation costs related to non-vested service-based common stock options.

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Notes to Financial Statements

Note 7 – Income Taxes

The tax effects of temporary differences and carry-forwards that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	April 30,	April 30,
	2023	2022
Deferred tax assets (liabilities):

Net operating loss carryforwards	$9,701,650	$8,387,881
Start-up costs	934,999	1,036,080
Stock option and warrant payments	538,669	423,624
Accumulated depreciation	(3,111)	(2,668)
Research and development credits	255,600	255,600
Research and development warrants	21,488	21,488
Total deferred tax assets, net	11,449,295	10,122,005
Valuation Allowance	(11,449,295)	(10,122,005)
Net Deferred Tax Assets	$—	$—

For the years ended April 30, 2023 and April 30, 2022, the Company’s cumulative net operating loss for federal income tax purposes was approximately $46 million and $40 million, respectively. The net operating loss, subject to limitations, may be available in future tax years to offset taxable income. The net operating loss carry-forward will begin to expire in year 2028.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and therefore, a full valuation allowance has been recorded at April 30, 2023 and April 30, 2022, respectively.

Note 8 – Commitments and Contingencies

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

Rent expense for the years ended April 30, 2023 and 2022 were $167,309 and $179,364, respectively.

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

Information related to the Company’s right-of-use assets and lease liabilities consist of the following:

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Notes to Financial Statements

April 30,
2023
Right-of-use assets	$529,224

Lease liabilities, current	29,535
Lease liabilities, net of current portion	536,335
Total lease liabilities	$565,870

Weighted average remaining term (in years)	5.1
Weighted average discount rate	12%

As of April 30, 2023, future maturities of lease liabilities due under lease agreements for the fiscal year ended are as follows:

April 30, 2024	$98,053
April 30, 2025	161,164
April 30, 2026	165,190
April 30, 2027	169,307
April 30, 2028	173,559
Thereafter	14,494
Total lease payments	781,767
Less imputed interest	(215,897)
Total operating lease liabilities	$565,870

Litigation

From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of business. The Company does not believe that the outcome of those matters will have a material adverse effect to the financial position, operating results or cash flows. However, there can be no assurance such legal proceedings will not have a material impact.

The Company is not aware of any material claims outstanding or pending against the Company as April 30, 2023 and April 30, 2022.

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

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Notes to Financial Statements

In December 2015, the Company entered into an agreement with The University Court of The University of Glasgow (“Glasgow”) for a non-exclusive license of the Glasgow algorithm interpretive analysis for the conventional ECG trace. The agreement was amended in March 2023, and as part of the agreement, the Company is required to make royalty payments, based upon MyoVista device unit sales dependent on sale volumes per year, subject to minimum annual fees. To date, such amounts have been expensed to research and development as the Glasgow algorithm has been part of the device development and will form part of the submission for FDA clearance of the MyoVista device.

Collaboration Agreement

On November 29, 2022, we entered into a multi-year Collaboration Agreement with Rutgers, The State University of New Jersey, to develop AI-based ECG algorithms for new or improved ECG indications, which is expected to accelerate our product development pipeline and further expand the clinical value of an ECG for low-cost detection of heart disease.

Note 9 - Related Parties

Kyngstone Limited (“Kyngstone”), a company incorporated in the United Kingdom in which our Chairman and CEO is a director and controlling shareholder, previously provided advisory services to the Company in the normal course of business. For the year ended April 30, 2022, the Company recorded expenses of $87,500, in respect of Kyngstone.

See Note 4 for details regarding related party debt held with shareholders, board members, and Company directors.

Note 10 - Subsequent Events

Management has evaluated subsequent events after the balance sheet date of April 30, 2023 through the date of filing.

