Form 10-Q
period 2023-07-31
Heart Test Laboratories, Inc.
filed 2023-09-14
CIK 1468492

1

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

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

As of September 14, 2023, the registrant had 10,920,980 shares of Common Stock outstanding.

2

HEART TEST LABORATORIES, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by terminology such as “may,” “will,” “should,” “expects,” “aims,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “intends,” or “continue,” or the negative of these terms or other comparable terminology. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and those risks identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2023 filed with the Securities and Exchange Commission on July 19, 2023 ("2023 Annual Report on Form 10-K"). Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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
•
our ability to receive regulatory clearance for the MyoVista wavECG, (the “MyoVista”), from the U.S. Food and Drug Administration, (the “FDA”), state regulators, if any, or other similar foreign regulatory agencies, including approval to conduct clinical trials, the timing and scope of those trials and the prospects for regulatory approval or clearance of, or other regulatory action with respect to the MyoVista or other future potential products;
•
our ability to advance the development of the MyoVista, our 12-lead electrocardiograph, (“ECG”), device that incorporates an additional proprietary artificial intelligence (“AI”)-based algorithm that has been designed to detect cardiac dysfunction and future potential products;
•
our ability to launch sales of the MyoVista into the U.S. and any future potential products into the U.S.;
•
our assessment of the potential of the MyoVista and future potential products;
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

3

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “HeartSciences”, the “Company,” “we,” “us” and “our” refer to Heart Test Laboratories, Inc. References to “Fiscal 2024” refer to the 12 months ending April 30, 2024 and references to “Fiscal 2023” refer to the 12 months ended April 30, 2023.

i

i

HEART TEST LABORATORIES, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Heart Test Laboratories, Inc.

Condensed Balance Sheets

	July 31,	April 30,
	2023	2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$575,654	$1,660,467
Inventory	676,359	676,359
Prepaid expenses	452,961	143,460
Other current assets	40,374	40,374
Deferred offering costs	283,749	175,921
Total current assets	2,029,097	2,696,581

Property and equipment, net	59,000	61,428
Right-of-use assets, net	509,726	529,224

TOTAL ASSETS	$2,597,823	$3,287,233

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$454,840	$631,369
Accrued expenses	630,979	623,391
Operating lease liabilities	70,871	29,535
Current portion of notes payable	500,000	500,000
Other current liabilities	241,098	48,596
Total current liabilities	1,897,788	1,832,891

LONG-TERM LIABILITIES
Notes payable	500,000	500,000
Accrued expenses	207,592	187,450
Operating lease liabilities, long-term	512,145	536,335
Total long-term liabilities	1,219,737	1,223,785

TOTAL LIABILITIES	3,117,525	3,056,676

COMMITMENTS AND CONTINGENCIES (NOTE 2, 4-6, and 8)
STOCKHOLDERS (DEFICIT) EQUITY
Series A, B, and C convertible preferred stock, $0.001 par value, 20,000,000 shares authorized and 620,000 designated; 380,440 shares issued and outstanding as of July 31, 2023 and 380,871 shares issued and outstanding as of April 30, 2023.	380	381
Common stock, $0.001 par value, 500,000,000 shares authorized; 10,670,980 shares issued and outstanding as of July 31, 2023 and 10,118,440 shares issued and outstanding as of April 30, 2023.	10,671	10,118
Additional paid-in capital	61,593,300	60,977,256
Accumulated deficit	(62,124,053)	(60,757,198)
TOTAL STOCKHOLDERS (DEFICIT) EQUITY	(519,702)	230,557
TOTAL LIABILITIES AND STOCKHOLDERS (DEFICIT) EQUITY	$2,597,823	$3,287,233

The accompanying notes are an integral part of these condensed unaudited financial statements.

Heart Test Laboratories, Inc.

Condensed Statements of Operations

	Three Months Ended July 31,
	2023	2022
	(Unaudited)
Revenue	$—	$3,200

Cost of sales	—	2,036

Gross margin	—	1,164

Operating expenses:
Research and development	565,632	434,198
Selling, general and administrative	765,023	997,063
Total operating expenses	1,330,655	1,431,261

Loss from operations	(1,330,655)	(1,430,097)

Other income (expense)
Interest expense	(36,260)	(143,607)
Other income	60	401
Total other expense	(36,200)	(143,206)

Net loss	$(1,366,855)	$(1,573,303)

Net loss per share, basic and diluted	$(0.13)	$(0.28)

Weighted average common shares outstanding, basic and diluted	10,331,505	5,645,230

The accompanying notes are an integral part of these condensed unaudited financial statements.

Heart Test Laboratories, Inc.

Condensed Statements of Stockholders' Equity (Deficit) (Unaudited)

Three Month Periods Ended July 31, 2023 and 2022

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Total Convertible Preferred	Common Stock		Additional Paid-in	Accumulated	Total Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Shares	Amount	Capital	Deficit	Equity (Deficit)

BALANCE AT APRIL 30, 2023	—	$—	—	$—	380,871	$381	$381	10,118,440	$10,118	$60,977,256	$(60,757,198)	$230,557

Sale of common stock, net of fees	—	—	—	—	—	—	—	441,906	442	391,508	—	391,950

Common stock issued for consulting services	—	—	—	—	—	—	—	108,696	109	99,891	—	100,000

Common stock issued upon conversion of Series C Convertible Preferred Stock	—	—	—	—	(431)	(1)	(1)	1,938	2	(1)	—	—

Stock based compensation - management & other employees	—	—	—	—	—	—	—	—	—	124,646	—	124,646

Net loss	—	—	—	—	—	—	—	—	—	—	(1,366,855)	(1,366,855)

BALANCE AT JULY 31, 2023	—	$—	—	$—	380,440	$380	$380	10,670,980	$10,671	$61,593,300	$(62,124,053)	$(519,702)

BALANCE AT APRIL 30, 2022	10,000	$10	10,000	$10	463,265	$463	$483	3,323,942	$3,323	$48,343,305	$(54,402,908)	$(6,055,797)

Sale of common stock and warrants, net of fees	—	—	—	—	—	—	—	1,500,000	1,500	5,193,240	—	5,194,740

Common stock issued upon conversion of $1.5M Notes	—	—	—	—	—	—	—	909,071	909	1,499,091	—	1,500,000

Common stock issued upon conversion of Bridge Notes and accrued interest	—	—	—	—	—	—	—	1,544,114	1,544	3,617,160	—	3,618,704

Common stock issued upon conversion of Series A and B Convertible Preferred Stock	(10,000)	(10)	(10,000)	(10)	—	—	(20)	703,290	703	(683)	—	—

Common stock issued upon conversion of Series C Convertible Preferred Stock	—	—	—	—	(50,676)	(50)	(50)	193,958	194	(144)	—	—

Stock based compensation - management & other employees	—	—	—	—	—	—	—	—	—	145,722	—	145,722

Warrants issued in IPO	—	—	—	—	—	—	—	—	—	17,250	—	17,250

Warrants issued to non-employees	—	—	—	—	—	—	—	—	—	39,953	—	39,953

Net loss	—	—	—	—	—	—	—	—	—	—	(1,573,303)	(1,573,303)

BALANCE AT JULY 31, 2022	—	$—	—	$—	412,589	$413	$413	8,174,375	$8,173	$58,854,894	$(55,976,211)	$2,887,269

The accompanying notes are an integral part of these condensed unaudited financial statements.

Heart Test Laboratories, Inc.

Statements of Cash Flows

	Three Months Ended July 31,
	2023	2022
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:	$(1,366,855)	$(1,573,303)
Net loss
Adjustments to reconcile net loss to net cash used in operating activities

Depreciation	7,338	6,412
Amortization of debt discounts and deferred financing costs	—	61,381
Stock-based compensation	124,646	145,722
Gain on extinguishment of debt	—	(81,200)

Changes in current assets and liabilities:
Accounts receivable	—	2,321
Inventory	—	(3,530)
Prepaid and other current assets	87,233	29,412
Deferred offering costs	(107,828)	236,353
Accounts payable	(176,529)	(157,801)
Accrued liabilities	27,730	(477,475)
Net cash used in operating activities	(1,404,265)	(1,811,708)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,910)	(7,247)
Net cash used in investing activities	(4,910)	(7,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock in IPO, net of fees	—	5,194,740
Issuance of warrants in IPO	—	17,250
Issuance of common stock under equity line, net of fees	391,950	—
Issuance of common stock	—	—
Principal repayments of finance lease obligations	(67,588)	(38,796)
Net cash provided by financing activities	324,362	5,173,194

Net change in cash and cash equivalents during the period	(1,084,813)	3,354,239
Cash and cash equivalents, beginning of period	1,660,467	723,481
Cash and cash equivalents, end of period	$575,654	$4,077,720

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Issuance of Common Stock for $1.5M Note conversions	$-	$1,500,000
Issuance of Common Stock for Bridge Note and accrued interest conversions	$-	$3,618,704
Issuance of Common Stock for Series A and B Preferred Stock conversions	$-	$703
Issuance of Common Stock for Series C Preferred Stock conversions	$2	$194
Issuance of Common Stock as consideration for consulting services	$100,000	$—
Financed insurance premiums	$260,090	$—
Warrants issued as underwriter compensation	$-	$39,953

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

The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. At July 31, 2023 and April 30, 2023, the Company had an accumulated deficit of $62.1 million and $60.8 million, respectively. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

In March 2023, the Company entered into a purchase agreement and a registration rights agreement with an institutional investor, providing for the sale, from time to time at the discretion of the Company, of up to $15.0 million of the Company’s Common Stock, over the thirty-six (36) month term of the purchase agreement (the “Equity Line”). As of July 31, 2023, the Company has issued and sold an aggregate 919,930 shares of Common Stock, including 100,000 commitment shares, under the Equity Line and received proceeds of approximately $0.8 million (see Note 5). Subsequent to July 31, 2023 and through the date of this filing, the Company sold 250,000 shares of Common Stock under the Equity Line, receiving proceeds of approximately $0.2 million.

In September 2023, the Company entered into a Senior Unsecured Promissory Drawdown Loan Note (“MSW Note”) for up to $1 million, drawn in installments consisting of (i) $0.25 million on or prior to September 8, 2023, (ii) ) $0.25 million on or prior to September 20, 2023, and (iii) further drawdowns of up to $0.5 million in such amounts and such times to be mutually agreed upon between the Company and lender. Subsequent to July 31, 2023 and as of the date of this filing, the Company has drawn $0.25 million under the MSW Note. See Note 9 for further discussion.

Based on the Company’s forecasts and cashflow projections, management believes that current resources would be insufficient to fund operations for the next twelve months following the issuance of these condensed unaudited financial statements. Additionally, the FDA can delay, limit or deny clearance of a medical device for many reasons outside the Company’s control which may involve substantial unforeseen costs.

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

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commissions (“SEC”) and have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. In the opinion of management, the unaudited interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results of operations for the periods presented. The interim operating results are not necessarily indicative of results that may be expected for any subsequent period. The accompanying unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the 2023 Annual Report on Form 10-K.

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

Inventory

All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis. Selling, general, and administrative expenses are not inventoried, but are charged to expense when incurred. The following is a summary of the Company’s inventories at July 31, 2023 and April 30, 2023:

	July 31,	April 30,
	2023	2023
Raw materials	$322,996	$322,996
Sub-assemblies	347,436	347,436
Work in progress	21,741	21,741
Finished goods	28,662	28,662
Reserve for obsolescence	(44,476)	(44,476)
Total Inventory	$676,359	$676,359

Inventory consists mainly of raw materials and components used in the current hardware build of the MyoVista. Devices and components are used for research and development purposes and device sales, which to date have been in international markets as sale of the MyoVista in the U.S. is subject to FDA clearance. The Company is partway through a new pivotal clinical validation study and device testing necessary for a revised FDA De Novo submission, which is targeted to take place during 2023. The Company believes that its hardware platform is in final form, however, prior to FDA clearance and market acceptance of the MyoVista, further hardware changes could be necessary which could have an impact on net realizable values. The majority of the Company’s current inventory is intended for use to build finished products for sales both internationally and in the U.S. following regulatory clearance. Finished products do not contain materials that would degrade significantly over the useable life of the device and are considered to have a useable life of over seven years. Existing inventory related to finished devices are planned to be updated to the latest hardware revision and specifically allocated to a limited distribution for field reliability studies and are not slated for general purpose sales. The Company periodically evaluates inventory and makes specific write-offs and provides an allowance for inventory that is considered obsolete due to hardware and or software related changes. If the Company does not receive FDA clearance and/or obtain market acceptance of the MyoVista, the Company could have further material write-downs of inventory due to obsolescence in excess of the amount currently reserved.

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

The following is a summary of the Company’s property and equipment at July 31, 2023 and April 30, 2023:

	July 31,	April 30,
	2023	2023
Equipment	$402,830	$397,920
Furniture & fixtures	102,563	102,563
Leasehold improvements	32,812	32,812
Total	538,205	533,295
Less: Accumulated depreciation	(479,205)	(471,867)
Property and equipment, net	$59,000	$61,428

Deferred Offering Costs

The Company capitalizes certain legal, professional, and other-third party charges, related to capital raises through a sale of Common Stock in its IPO or other ongoing equity financings, as deferred offering costs until fully consummated. On June 7, 2023, the Company filed an S-1 registration statement which has not yet been declared effective by the SEC. These costs are deferred until the completion of the offerings at which time they are reclassified to additional paid-in-capital as a reduction of the offering proceeds. If the Company terminates the planned offering or there is a significant delay, all of the deferred offering costs will be immediately written off to operating expenses.

On March 10, 2023, the Company entered into the Equity Line. Deferred offering costs associated with the Equity Line are reclassified to additional paid in capital on a pro-rata basis over the term of the agreement.

As of July 31, 2023 and April 30, 2023, $283,749 and $175,921 of deferred offering costs were capitalized on the balance sheet, respectively.

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

The estimated fair value of Common Stock option awards is calculated using the Black-Scholes option pricing model, based on key assumptions such as fair value of Common Stock, expected volatility, and expected term. These estimates require the input of subjective assumptions, including (i) the expected stock price volatility, (ii) the calculation of the expected term of the award, (iii) the risk-free rate and (iv) expected dividend yields. As there has not been a historic public market for the Company’s Common Stock, management has determined the expected stock price volatility at the time of grant of the option by considering a number of objective and subjective factors, including stock price volatility of comparable companies that are publicly available and based on the industry, stage of life cycle, size and financial leverage of such other comparable companies.

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

Common Stock Warrants

When the Company issues warrants to purchase Common Stock in connection with financing transactions, the warrants are valued based on Black-Scholes models and the fair value is recorded to additional paid-in-capital.

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

The Company did not recognize material revenues during the three months ended July 31, 2023 or 2022. The Company’s revenues do not require significant estimates or judgements. The Company is not party to contracts that include multiple performance obligations or material variable consideration. As of July 31, 2023 and April 30, 2022, the Company did not have any contract assets or liabilities from contracts with customers and there were no remaining performance obligations that the Company had not satisfied.

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

Based on its analysis, management has determined that it has not incurred any liability for unrecognized tax benefits as of July 31, 2023 and April 30, 2022.

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

Note 4. Debt

Debt consists of the following:

	July 31,	April 30,
	2023	2023
$1M Notes	$1,000,000	$1,000,000
Less: current maturities	(500,000)	(500,000)
Notes payable, long-term	$500,000	$500,000

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

As of July 31, 2023 and April 30, 2023, accrued interest was approximately $274,000 and $238,000, respectively, and is included in accrued expenses in the accompanying condensed balance sheets.

Note 5. Stockholders’ (Deficit) Equity

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

At July 31, 2023 and April 30, 2023, there were 380,440 and 380,871 shares of Series C Preferred Stock outstanding, respectively.

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

During the three months ended July 31, 2023, 431 shares of Series C Preferred Stock converted into 1,938 shares of Common Stock at a conversion ratio of 4.4981 shares of Common Stock for each share of Series C Preferred Stock. At July 31, 2023, the Series C Preferred Stock were convertible into 1,728,710 shares of Common Stock at a conversion price of $5.50 per share.

Subsequent to July 31, 2023, the Series C Preferred Stock conversion price was adjusted to $5.16, and the remaining shares of Series C Preferred Stock were convertible into 1,842,005 shares of Common Stock.

Common Stock

The Company’s Certificate of Formation, as amended, authorizes 500,000,000 shares of Common Stock with a par value of $0.001 per share. As of July 31, 2023 and April 30, 2022, the Company had issued 10,670,980 and 10,118,440 shares of Common Stock, respectively.

During the three months ended July 31, 2023, the Company issued 552,540 shares of Common Stock, as set forth in the below table:

Number of Shares
Issuance of Common Stock under Equity Line	441,906
Issuance of Common Stock as payment for consulting services rendered	108,696
Conversion of Series C convertible preferred stock to common stock	1,938
Issued during the three months ended July 31, 2023	552,540

Summary table of common stock share transactions:
Balance at April 30, 2023	10,118,440
Issued in Fiscal 2024	552,540
Balance at July 31, 2023	10,670,980

On March 10, 2023, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) providing for the purchase, from time to time at the Company’s discretion, of up to $15.0 million of the Company’s Common Stock, over the thirty-six (36) month term of the purchase agreement. The agreement allows the Company, at its sole discretion, to direct Lincoln Park to purchase shares of Common Stock, subject to limitations in both volume and dollar amount. The purchase price of the shares that may be sold to Lincoln Park under the agreement is the lower of (i) the lowest sale price on the date of purchase, or (ii) the average of the three lowest closing prices in the prior ten business days. Concurrently with the purchase agreement, the Company entered into a registration rights agreement, pursuant to which the Company filed a registration statement on Form S-1 with the SEC on March 22, 2023. This registration statement was declared effective by the SEC on April 10, 2023.

During the three months ended July 31, 2023, the Company issued 441,906 shares of Common Stock to Lincoln Park receiving approximately $0.4 million in proceeds. Subsequent to July 31, 2023, the Company issued 250,000 shares of Common Stock to Lincoln Park receiving approximately $0.2 million in proceeds.

During the three months ended July 31, 2023, the Company issued 108,696 shares of Common Stock as consideration for consulting services.

The holders of Common Stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the board of directors, subject to the rights of holders of Preferred Stock outstanding. No dividends were declared as of or through the three months ended July 31, 2023 and the year ended April 30, 2023.

Common Stock Warrants

The Company has issued warrants to investors in connection with funding or for services rendered and these warrants are convertible into a number of shares of the Company’s Common Stock for a period of 5 years from the date of issuance.

The following is a summary of warrant activity during the three months ended July 31, 2023:

	Warrants Outstanding and Exercisable	Exercise Price Per Share	Weighted Average Strike Price per Share
Balance, April 30, 2023	2,590,342	$0.0001-$15.18	$3.73
Forfeited	(7,688)	$3.47
Balance, July 31, 2023	2,582,654	$0.0001-$15.18	$3.73

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

The following is a summary of service-based stock option activity during the three months ended July 31, 2023:

	Number of Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Outstanding - April 30, 2023	1,182,912	$3.29	8.6
Options granted	—	—	—
Options forfeited	(114,545)	3.04	—
Outstanding - July 31, 2023	1,068,367	$2.24	8.9

Non-vested at July 31, 2023	896,462	$0.98	9.6
Vested at July 31, 2023	171,905	$11.03	3.5

The following is a summary of performance-based stock option activity during the three months ended July 31, 2023:

	Number of Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Outstanding - April 30, 2023	578,207	$5.17	7.8
Options granted	—	—	—
Options forfeited	(11,667)	12.21	—
Outstanding - July 31, 2023	566,540	$5.03	6.7

Non-vested at July 31, 2023	377,588	$6.21	6.5
Vested at July 31, 2023	188,952	$2.67	7.0

As of July 31, 2023, there was approximately $0.5 million of unrecognized compensation costs related to non-vested service-based Common Stock options and approximately $1.6 million of unrecognized compensation costs related to non-vested performance-based Common Stock options.

Note 7. Income Taxes

The tax effects of temporary differences and carry-forwards that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	July 31,	April 30,
	2023	2023
Deferred tax assets (liabilities):

Net operating loss carryforwards	$10,268,546	$9,701,650
Start-up costs	909,729	934,999
Stock option and warrant payments	564,843	538,669
Accumulated depreciation	(3,168)	(3,111)
Research and development credits	255,600	255,600
Research and development warrants	21,488	21,488
Total deferred tax assets, net	12,017,038	11,449,295
Valuation Allowance	(12,017,038)	(11,449,295)
Net Deferred Tax Assets	$—	$—

For the three months ended July 31, 2023 and the year ended April 30, 2023, the Company’s cumulative net operating loss for federal income tax purposes was approximately $49 million and $46 million, respectively. The net operating loss, subject to limitations, may be available in future tax years to offset taxable income. The net operating loss carry-forward will begin to expire in year 2028.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and therefore, a full valuation allowance has been recorded at July31, 2023 and April 30, 2023.

Note 8. Commitments and Contingencies

Operating Leases

The Company has a long-term operating lease for office, industrial, and laboratory space which was entered into in May 2017. On September 27, 2022, the Company entered into the First Amendment to Lease (the “Lease Amendment”), which amended the Lease Agreement to document the exercise of its option to extend the term of the lease for an additional 64 months, commencing February 1, 2023, and expiring on May 31, 2028 (the “Extension Term”). Pursuant to the amendment, the Company will pay initial monthly payments of $13,129, beginning February 2023, subject to 3% annual increases. Rent expense for the three months ended July 31, 2023 was $36,645.

The Company records right-of-use assets and liabilities at the present value of the fixed lease payments over the term at the commencement date. The Company uses its incremental borrowing rate of 12% to determine the present value of the lease as the rate implicit in the lease is typically not readily available.

Information related to the Company’s right-of-use assets and lease liabilities consist of the following:

July 31,
2023
Right-of-use assets	$509,726

Lease liabilities, current	$70,871
Lease liabilities, net of current portion	512,145
Total lease liabilities	$583,016

Weighted average remaining term (in years)	4.8
Weighted average discount rate	12%

As of January 31, 2023, future maturities of lease liabilities due under lease agreements for the fiscal year ended are as follows:

2024	$98,053
2025	161,164
2026	165,190
2027	169,307
2028	188,052
Total future lease payments	781,766
Less imputed interest	(198,750)
Total operating lease liabilities	$583,016

Litigation

From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of business. The Company does not believe that the outcome of those matters will have a material adverse effect to the financial position, operating results or cash flows. However, there can be no assurance such legal proceedings will not have a material impact.

The Company is not aware of any material claims outstanding or pending against the Company as of July 31, 2023.

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

Note 9. Subsequent Events

The Company has evaluated subsequent events after the balance sheet date of July 31, 2023, through the date of filing.

On September 7, 2023, the Company entered into the MSW Note with Matthews Southwest Holdings, Inc., (the "Lender"). The MSW Note provides for an unsecured drawdown loan of up to $1,000,000, drawn in installments consisting of (i) $250,000 on or prior to September 8, 2023, (ii) $250,000 on or prior to September 20, 2023, and (iii) further drawdowns of up to $500,000 in such amounts and such times to be mutually agreed upon between the Company and Lender. In consideration of the MSW Note, the Company shall pay a facility fee to the Lender as follows:

•
Warrants to acquire 500,000 shares of Common Stock, $0.001 par value per share (the "Common Stock"), of the Company ("Warrants") exercisable at $1.00 per share, which shall be issued to the Lender upon the completion of the first drawdown;
•
Warrants to acquire up to 500,000 shares of Common Stock, exercisable at $1.25 per share, of which 250,000 of such Warrants shall be issued to the Lender upon the completion of the first drawdown and 250,000 of such Warrants shall be issued to the Lender pro-rata based on further drawdowns up to $500,000; and
•
Warrants to acquire up to 500,000 shares of Common Stock, exercisable at $1.50 per share, of which 250,000 of such Warrants shall be issued to the Lender upon the completion of the first drawdown and 250,000 of such Warrants to be issued to the Lender pro-rata based on further drawdowns up to $500,000.

The MSW Note bears no interest, except upon an event of default, at which time, interest accrues at a rate of 12% per annum.

The MSW Note matures on December 31, 2023 and may be repaid at any time in whole or in part without fees or penalty.

On September 7, 2023, the Company drew $0.25 million under the MSW Note and issued Warrants in lieu of a facility fee to purchase 500,000 shares of Common Stock exercisable at $1.00 per share, Warrants to purchase 250,000 shares of Common Stock exercisable at $1.25 per share, and Warrants to purchase 250,000 shares of Common Stock exercisable at $1.50 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our unaudited financial statements and the notes presented herein included in this Quarterly Report on Form 10-Q and the audited financial statements and the related notes set forth in our 2023 Annual Report on Form 10-K. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Cautionary Note Regarding Forward-Looking Statements” and under “Risk Factors” as identified under Part 1, Item 1A of our 2023 Annual Report on Form 10-K.

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

New Class II devices, such as the MyoVista, require FDA De Novo premarket review. The MyoVista along with its proprietary software and hardware is classified as a Class II medical device by the FDA. Premarket review and clearance by the FDA for these devices is generally accomplished through the 510(k) premarket notification process or De Novo classification request, or petition process. We previously submitted an FDA De Novo classification request in December 2019 and following feedback and communications with the FDA during and since that submission, we have been making modifications to our device, including our proprietary algorithm. We are part way through a new, pivotal clinical validation study and have been undertaking device and algorithm development and testing for a revised FDA De Novo submission, which we are targeting to be filed by the end of 2023. Assuming the submission occurs in 2023, we would anticipate a determination by the FDA in 2024 which, if successful, would provide the ability to market and sell the MyoVista in the U.S.

Recent Developments

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

On June 27, 2023, we submitted a hearing request to the Nasdaq Hearing Panel (the "Panel") to appeal the delisting determination. In response to our request for a hearing, on June 27, 2023, we received a letter from Nasdaq stating that its delisting action has been stayed, pending a final decision by the Panel and a hearing will be held on August 17, 2023.

On August 2, 2023, we received a letter from the Listing Qualifications staff of Nasdaq indicating that, based upon the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company no longer met the requirement to maintain a minimum bid price of $1 per share (the “Minimum Bid Price Requirement”). In accordance with Nasdaq listing rules, we have until January 29, 2024 to regain compliance with the Minimum Bid Price Requirement. In the event we do not regain compliance during this period, we may be eligible to seek an additional 180 calendar day compliance period if we meet the Nasdaq continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the Minimum Bid Price Requirement, and provide written notice to Nasdaq of our intent to cure the deficiency during this second compliance period.

The Company attended an August 17, 2023 hearing before the Panel, and requested the continued listing of its securities on the Nasdaq Capital Market pending its return to compliance with the Minimum Stockholder's Equity Requirement and Minimum Bid Price Requirement.

On August 28, 2023, the Company received a decision from the Panel granting the Company's request for continued listing on the Nasdaq Capital Market, subject to the Company demonstrating compliance with the Minimum Stockholders’ Equity Requirement on or before November 21, 2023, and certain other conditions. In addition, the Company has until January 29, 2024, to demonstrate compliance with the Minimum Bid Price Requirement.

Patents

In August 2023, we were issued a notice of patent allowance from the European Patent Office covering quantification by an ECG of key echocardiographic measures of heart function using AI methods.

MSW Note

On September 7, 2023, we entered into the MSW Note with Matthews Southwest Holdings, Inc., for an unsecured drawdown loan of up to $1,000,000, drawn in installments consisting of (i) $250,000 on or prior to September 8, 2023, (ii) $250,000 on or prior to September 20, 2023, and (iii) further drawdowns of up to $500,000 in such amounts and such times to be mutually agreed upon between the Company and Matthews Southwest Holdings, Inc. On September 7, 2027, we drew down $0.25 million pursuant to the terms of the note and issued 1,000,000 Warrants to purchase shares of Common Stock in lieu of a facility fee.

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

Interest Expense

Interest expense relates to our loan facilities and convertible notes.

The following table summarizes our results of operations for the periods presented on our statement of operations data.

	Three Months Ended July 31,
	2023	2022	$ Change	% Change
	(In thousands, except percentages, unaudited)
Revenue	$—	$3	$(3)	(100)%
Cost of sales	—	2	(2)	(100)%
Gross margin	—	1	(1)	(100)%
Operating expenses:
Research and development	566	434	131	30%
Selling, general and administrative	765	997	(232)	(23)%
Total operating expenses	1,331	1,431	(101)	(7)%
Loss from operations	(1,331)	(1,430)	99	(7)%
Interest expense	(36)	(144)	107	(75)%
Other income (expense), net	(36)	(144)	107	(75)%
Net loss	$(1,367)	$(1,574)	$207	(13)%

Summary of Statements of Operations for the three months ended July 31, 2023 compared with the three months ended July 31, 2022:

During the three months ended July 31, 2023, there were no revenues or associated cost of sales and during the three months ended July 31, 2022, revenues were $3,000 and cost of sales were $2,000. Our revenues to date have been mainly generated in the establishment of distributor relationships outside the United States as part of obtaining feedback during product development and improvement. The decrease in revenue, and related decrease in cost of sales, is due to our proactive reduction in new international distributor engagement in the run up to FDA submission and until we update our certificate of conformity, called a CE Mark, under the new European Union Medical Device Regulation regime to reflect hardware and software improvements being incorporated into the device for FDA submission.

Research and development expenses were $566,000 for the three months ended July 31, 2023, representing an increase of $131,000, or 30%, when compared to the same periods in 2022. The increase is primarily due to personnel expenses.

Selling, general, and administrative expenses were $765,000 for the three months ended July 31, 2023, representing a decrease of $232,000, or 23%, when compared to the same periods in 2022. The decrease is primarily due to reduction in legal expenses and related supplier credits.

Interest expense during the three months ended July 31, 2023, of $36,000 is related to interest on the $1M Loan and Security Agreement. Interest expense during the three months ended July 31, 2022 of $144,000 is related to interest on the $1M Loan and Security Agreement and debt service amortization related to the Bridge Notes for approximately half of the quarter ended July 31, 2022. All of the Bridge Notes and accrued interest were converted to equity upon consummation of the IPO in June 2022.

Liquidity and Capital Resources

Going Concern Considerations

We have incurred significant losses and have experienced negative cash flows from operations since inception. At July 31, 2023, we had an accumulated deficit of $62.1 million, stockholder's deficit of $0.5 million, and incurred a net loss of $1.4 million for the three months then ended, compared to an accumulated deficit of $55.9 million, stockholder's equity of $2.9 million, and net loss of $1.6 million for the three month period ended July 31, 2022.

During the year ended April 30, 2023, we raised approximately $5.2 million in net proceeds from the sale of Common Stock and Warrants in our IPO and raised approximately $1.3 million from warrant exercises.

On March 10, 2023, we entered into the Lincoln Park Purchase Agreement providing for the purchase, from time to time at our discretion, of up to $15.0 million of our Common Stock, over the 36-month term of the agreement. Actual sales of shares of Common Stock will depend on a variety of factors to be determined by us from time to time. The net proceeds received from these purchases will depend on the frequency and prices at which we sell shares of our Common Stock to Lincoln Park. As of September 14, 2023, we have received approximately $1.0 million from the sale of Common Stock pursuant to the Lincoln Park Purchase Agreement. We expect that any proceeds received from such sales to Lincoln Park will be used for working capital and general corporate purposes. As of the date of this Annual Report, we have begun the process of an offering with Maxim Group, for the sale of up to 8.0 million shares of our Common Stock, on a best-efforts basis. This offering has not yet been declared effective by the SEC.

In September 2023, the Company entered into the MSW Note for up to $1 million, drawn in installments consisting of (i) $0.25 million on or prior to September 8, 2023, (ii) ) $0.25 million on or prior to September 20, 2023, and (iii) further drawdowns of up to $0.5 million in such amounts and such times to be mutually agreed upon between the Company and lender. Subsequent to July 31, 2023 and as of the date of this filing, the Company has drawn $0.25 million pursuant to the terms of the note.

Our cash requirements are, and will continue to be, dependent upon a variety of factors. We expect to continue devoting significant capital resources to R&D, clinical studies and go-to-market strategies. We will need to continue to raise capital through the sale of additional equity securities, debt, or capital inflows from strategic partnerships, however we can provide no assurance that that we will be able to consummate the sale of any such securities or strategic relationships will be available on terms acceptable to us, if at all.

Liquidity

Since our inception, we have raised capital through the public and private sale of debt and equity. As of July 31, 2023, we had cash of approximately $0.6 million and working capital of approximately $0.1 million.

The table below presents our cash flows for the periods indicated:

	Three Months Ended July 31,
U.S. dollars, in thousands	2023	2022
	(Unaudited)
Net cash used in operating activities	$(1,404)	$(1,812)
Net cash (used in) provided by investing activities	$(5)	$(7)
Net cash provided by financing activities	$324	$5,173
Net change in cash and cash equivalents during the period	$(1,085)	$3,354

Operating Activities

Net cash used by our operating activities of $1.4 million during the three months ended July 31, 2023 is primarily due to our net loss of $1.4 million plus $232,000 in non-cash expenses less $269,000 of net changes in operating assets and liabilities.

Net cash used by our operating activities of $1.8 million during the three months ended July 31, 2022 is primarily due to our net loss of $1.6 million plus $132,000 in non-cash expenses less $371,000 of net changes in operating assets and liabilities.

Financing Activities

Net cash provided by financing activities of $0.3 million during the three months ended July 31, 2023 is primarily from the issuance of Common Stock under the Equity Line. Net cash provided by financing activities of $5.2 million during the three months ended July 31, 2022 is primarily from the issuance of Common Stock in our IPO.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2023 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required to be provided by a smaller reporting company.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company's disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based upon the most recent evaluation of internal controls over financial reporting, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) determined that our disclosure controls and procedures were not effective as of July 31, 2023 as a result of identified material weaknesses in our internal control over financial reporting. The identified material weaknesses were as follows: (i) lack of proper approval processes and review processes and documentation for such reviews; (ii) we did not maintain sufficient U.S. GAAP and SEC accounting resources commensurate with those required of a public company; and (iii) insufficient number of staff to maintain optimal segregation of duties and levels of oversight. We have taken and continue to take remedial steps to improve our internal controls over financial reporting, which includes hiring additional accounting and financial reporting personnel and implementing additional policies, procedures, and controls. We cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. Management is monitoring the effectiveness of these and other processes, procedures and controls and will make any further changes deemed appropriate. Management believes the foregoing actions will effectively remediate the material weaknesses, however, our material weaknesses will not be considered remediated until the above controls are in place for a period of time, the controls are tested, and management concludes that these controls are properly designed and operating effectively.

Changes in Internal Control Over Financial Reporting

Except as described above with respect to the remediation steps we are taking, there have been no changes in our internal control over financial reporting during the quarter ended July 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

Exhibits 31.1 and 31.2 to this Quarterly Report are the Certifications of our Chief Executive Officer and Interim Chief Financial Officer, respectively. These Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act (the “Section 302 Certifications”). This Item 4 of this Quarterly Report, which you are currently reading, is the information concerning the evaluation referred to above and in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

Item 1A. Risk Factors.

For a discussion of risk factors, please refer to Item 1A of our 2023 Annual Report on Form 10-K. There have been no material changes to the risk factors contained in Item 1A of our 2023 Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 24, 2023, the Company issued 108,696 shares of Common Stock to a third party as consideration for consulting services.

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
1.1

Underwriting Agreement dated June 15, 2022 by and between the Heart Test Laboratories, Inc. and The Benchmark Company, LLC (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on June 15, 2022)

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

4.9	Form of Certificated Warrant (incorporated by reference to Exhibit 4.10 to Amendment No. 2 to our Registration Statement on Form S-1 filed June 10, 2022)
4.10	Amendment No. 1 to Bridge Warrants dated September 8, 2022 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on September 9, 2022)
4.11	Form of Amendment No. 2 to Bridge Warrants dated February 3, 2023 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on February 3, 2022)
4.12

Form of Amended and Restated Warrant to Purchase Common Stock, as amended through February 3, 2023 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on February 22, 2023)

4.13

Form of Pre-Funded Warrant, issued pursuant to Amendment No. 2 to Warrants to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K/A, filed with the SEC on March 14, 2023)

4.14	Form of Warrant to Purchase Common Stock dated September 7, 2023 (incorporated by reference to Exhibit 4.1 our Current Report on Form 8-K, filed with the SEC on September 7, 2023)
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

25

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

10.17

Amended and Restated Employment Agreement by and between Heart Test Laboratories, Inc. and Mark Hilz, dated April 5, 2022 (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1 filed May 17, 2022)

10.18

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

10.21

Form of Time-Based Vesting Nonstatutory Stock Option Agreement of Heart Test Laboratories, Inc. (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1 filed May 17, 2022)

10.22

Form of Performance-Based Vesting Nonstatutory Stock Option Agreement of Heart Test Laboratories, Inc (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1 filed May 17, 2022)

10.23	Amendment No. 4 to the $1M Loan and Security Agreement, dated January 24, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on January 24, 2023)
10.24

Purchase Agreement, dated as of March 10, 2023, by and between Heart Test Laboratories, Inc. and Lincoln Park (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on March 10, 2023)

10.25

Registration Rights Agreement, dated as of March 10, 2023, by and between Heart Test Laboratories, Inc. and Lincoln Park (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on March 13, 2023)

10.26†	Heart Test Laboratories, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on March 16, 2023)
10.27†

Form of Heart Test Laboratories, Inc.'s Incentive Stock Option Agreement under Heart Test Laboratories Inc.’s 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on March 23, 2023)

10.28†

Form of Heart Test Laboratories Inc.’s Non-Qualified Stock Option Agreement under Heart Test Laboratories Inc.’s 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on March 23, 2023)

26

10.29

Amendment No. 2 License Agreement by and between Heart Test Laboratories, Inc. and The University Court of The University of Glasgow, dated March 31, 2023 (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K, filed with the SEC on July 19, 2023)

10.30

Senior Unsecured Promissory Drawdown Loan Note by and among Heart Test Laboratories, Inc., and Matthews Southwest Holdings, Inc., dated September 6, 2023 and executed on September 7, 2023 (incorporated by reference to Exhibit 10.1 our Current Report on Form 8-K, filed with the SEC on September 7, 2023)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Furnished herewith

† Management contract or compensatory arrangement

27

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heart Test Laboratories, Inc.

Date: September 14, 2023	By:	/s/ Andrew Simpson
	Name:	Andrew Simpson
	Title:	President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)

Date: September 14, 2023	By:	/s/ Danielle Watson
	Name:	Danielle Watson
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)