Form 10-Q
period 2023-10-31
Heart Test Laboratories, Inc.
filed 2023-12-14
CIK 1468492

1

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

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

As of December 14, 2023, the registrant had 63,611,630 shares of Common Stock outstanding.

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
•
our ability to receive regulatory clearance for our planned products including the MyoVista wavECG, (the “MyoVista”), other AI-ECG algorithms which we have licensed from the Icahn School of Medicine at Mount Sinai (“Mount Sinai AI-ECG Algorithms") and related cloud-based delivery platform (“Cloud Platform”), from the U.S. Food and Drug Administration, (the “FDA”), state regulators, if any, or other similar foreign regulatory agencies, including approval to conduct clinical trials, the timing and scope of those trials and the prospects for regulatory approval or clearance of, or other regulatory action with respect to the MyoVista or other future potential products;
•
our ability to advance the development of the MyoVista, our 12-lead electrocardiograph, (“ECG”), device that incorporates an additional proprietary artificial intelligence (“AI”)-based algorithm that has been designed to detect cardiac dysfunction and the Mount Sinai AI-ECG Algorithms and Cloud Platform which we intend to develop to provide AI-ECG algorithms on a hardware agnostic basis;
•
our ability to launch sales of the MyoVista and the Mount Sinai AI-ECG Algorithms and Cloud Platform into the U.S.;
•
our assessment of the potential of the MyoVista, the Mount Sinai AI-ECG Algorithms and Cloud Platform;
•
our planned level of capital expenditures and liquidity;
•
our plans to continue to invest in research and development to develop technology for new products;
•
the regulatory environment and changes in the health policies and regimes in the countries in which we intend to operate, including the impact of any changes in regulation and legislation that could affect the medical device industry;
•
our ability to meet our expectations regarding the commercial supply of the MyoVista, the Mount Sinai Ai-ECG Algorithms, and Cloud Platform;
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

3

•
general market, political and economic conditions in the countries in which we operate;
•
our ability to develop new products and intellectual property;
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

i

i

HEART TEST LABORATORIES, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Heart Test Laboratories, Inc.

Condensed Balance Sheets

	October 31,	April 30,
	2023	2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$100,144	$1,660,467
Accounts receivable	3,900	$-
Inventory, net	674,839	676,359
Prepaid expenses	368,803	143,460
Other current assets	40,374	40,374
Deferred offering costs	624,171	175,921
Total current assets	1,812,231	2,696,581

Property and equipment, net	53,316	61,428
Right-of-use assets, net	502,831	529,224

TOTAL ASSETS	$2,368,378	$3,287,233

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,088,297	$631,369
Accrued expenses	772,670	623,391
Operating lease liabilities	94,463	29,535
Current portion of notes payable net of amortization	1,417,125	500,000
Other current liabilities	158,620	48,596
Total current liabilities	3,531,175	1,832,891

LONG-TERM LIABILITIES
Notes payable	—	500,000
Accrued expenses	—	187,450
Operating lease liabilities, long-term	486,885	536,335
Total long-term liabilities	486,885	1,223,785

TOTAL LIABILITIES	4,018,060	3,056,676

COMMITMENTS AND CONTINGENCIES (NOTE 2, 4-6, and 8)
STOCKHOLDERS (DEFICIT) EQUITY
Series A, B, and C convertible preferred stock, $0.001 par value, 20,000,000 shares authorized and 620,000 designated; 380,440 shares issued and outstanding as of October 31, 2023 and 380,871 shares issued and outstanding as of April 30, 2023.	380	381
Common stock, $0.001 par value, 500,000,000 shares authorized; 11,213,438 shares issued and outstanding as of October 31, 2023 and 10,118,440 shares issued and outstanding as of April 30, 2023.	11,213	10,118
Additional paid-in capital	62,211,156	60,977,256
Accumulated deficit	(63,872,431)	(60,757,198)
TOTAL STOCKHOLDERS (DEFICIT) EQUITY	(1,649,682)	230,557
TOTAL LIABILITIES AND STOCKHOLDERS (DEFICIT) EQUITY	$2,368,378	$3,287,233

The accompanying notes are an integral part of these condensed unaudited financial statements.

Heart Test Laboratories, Inc.

Condensed Statements of Operations

	Three months ended October 31,		Six months ended October 31,
	2023	2022	2023	2022

Revenue	$3,900	$—	$3,900	$3,200

Cost of sales	1,520	—	1,520	2,036

Gross margin	2,380	—	2,380	1,164

Operating expenses:
Research and development	757,303	848,976	1,322,935	1,283,174
Selling, general and administrative	815,020	925,929	1,580,043	1,922,992
Total operating expenses	1,572,323	1,774,905	2,902,978	3,206,166

Loss from operations	(1,569,943)	(1,774,905)	(2,900,598)	(3,205,002)

Other income (expense)
Interest expense	(178,438)	(32,805)	(214,698)	(176,412)
Other income	3	1,199	63	1,600
Total other (expense) income	(178,435)	(31,606)	(214,635)	(174,812)

Net loss	$(1,748,378)	$(1,806,511)	$(3,115,233)	$(3,379,814)

Net loss per share, basic and diluted	$(0.16)	$(0.22)	$(0.29)	$(0.49)

Weighted average common shares outstanding, basic and diluted	10,938,932	8,210,497	10,658,151	6,934,872

The accompanying notes are an integral part of these condensed unaudited financial statements.

Heart Test Laboratories, Inc.

Condensed Statements of Stockholders' Equity (Deficit) (Unaudited)

Three Month Periods Ended October 31, 2023 and 2022

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Total Convertible Preferred	Common Stock		Additional Paid-in	Accumulated	Total Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Shares	Amount	Capital	Deficit	Deficit

BALANCE AT JULY 31, 2023	—	$—	—	$—	380,440	$380	$380	10,670,980	$10,671	$61,593,300	$(62,124,053)	$(519,702)

Sale of common stock, net of fees					—	—	—	542,458	542	279,402	—	279,944

Warrants issued to nonemployees					—	—	—	—	—	232,614	—	232,614

Stock based compensation - management & other employees	—	—	—	—	—	—	—	—	—	105,840	—	105,840

Net loss	—	—	—	—	—	—	—	—	—	—	(1,748,378)	(1,748,378)

BALANCE AT OCTOBER 31, 2023	—	$—	—	$—	380,440	$380	$380	11,213,438	$11,213	$62,211,156	$(63,872,431)	$(1,649,682)

BALANCE AT JULY 31, 2022	—	$—	—	$—	412,589	$413	$413	8,174,375	$8,173	$58,854,894	$(55,976,211)	$2,887,269

Common stock issued upon conversion of Series C Convertible Preferred Stock	—	—	—	—	(9,361)	(10)	(10)	36,128	37	(27)	—	—

Stock based compensation - management & other employees	—	—	—	—	—	—	—	—	—	1,918	—	1,918

Net loss	—	—	—	—	—	—	—	—	—	—	(1,806,511)	(1,806,511)

BALANCE AT OCTOBER 31, 2022	—	$—	—	$—	403,228	$403	$403	8,210,503	$8,210	$58,856,785	$(57,782,722)	$1,082,676

The accompanying notes are an integral part of these condensed unaudited financial statements.

Heart Test Laboratories, Inc.

Condensed Statements of Stockholders' Equity (Deficit) (Unaudited)

Six Month Periods Ended October 31, 2023 and 2022

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Total Convertible Preferred	Common Stock		Additional Paid-in	Accumulated	Total Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Shares	Amount	Capital	Deficit	Deficit

BALANCE AT APRIL 30, 2023	—	$—	—	$—	380,871	$381	$381	10,118,440	$10,118	$60,977,256	$(60,757,198)	$230,557

Sale of common stock, net of fees	—	—	—	—	—	—	—	984,364	984	670,910	—	671,894

Common stock issued for consulting services	—	—	—	—	—	—	—	108,696	109	99,891	—	100,000

Common stock issued upon conversion of Series C Convertible Preferred Stock	—	—	—	—	(431)	(1)	(1)	1,938	2	(1)	—	—

Warrants issued to nonemployees	—	—	—	—	—	—	—	—	—	232,614	—	232,614

Stock based compensation - management & other employees	—	—	—	—	—	—	—	—	—	230,486	—	230,486

Net loss	—	—	—	—	—	—	—	—	—	—	(3,115,233)	(3,115,233)

BALANCE AT OCTOBER 31, 2023	—	$—	—	$—	380,440	$380	$380	11,213,438	$11,213	$62,211,156	$(63,872,431)	$(1,649,682)

BALANCE AT APRIL 30, 2022	10,000	$10	10,000	$10	463,265	$463	$483	3,323,942	$3,323	$48,343,305	$(54,402,908)	$(6,055,797)

Sale of common stock and warrants, net of fees	—	—	—	—	—	—	—	1,500,000	1,500	5,193,240	—	5,194,740

Common stock issued upon conversion of $1.5M Notes	—	—	—	—	—	—	—	909,071	909	1,499,091	—	1,500,000

Common stock issued upon conversion of Bridge Notes and accrued interest	—	—	—	—	—	—	—	1,544,114	1,544	3,617,160	—	3,618,704

Common stock issued upon conversion of Series A and B Convertible Preferred Stock	(10,000)	(10)	(10,000)	(10)	—	—	(20)	703,290	703	(683)	—	—

Common stock issued upon conversion of Series C Convertible Preferred Stock	—	—	—	—	(60,037)	(60)	(60)	230,086	231	(171)	—	—

Stock based compensation - management & other employees	—	—	—	—	—	—	—	—	—	147,640	—	147,640

Warrants issued to non-employees	—	—	—	—	—	—	—	—	—	57,203	—	57,203

Net loss	—	—	—	—	—	—	—	—	—	—	(3,379,814)	(3,379,814)

BALANCE AT OCTOBER 31, 2022	—	$—	—	$—	403,228	$403	$403	8,210,503	$8,210	$58,856,785	$(57,782,722)	$1,082,676

The accompanying notes are an integral part of these condensed unaudited financial statements.

Heart Test Laboratories, Inc.

Statements of Cash Flows

	Six months ended October 31,
	2023	2022
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,115,233)	$(3,379,814)
Adjustments to reconcile net loss to net cash used in operating activities

Depreciation	14,974	13,225
Amortization of debt discounts and deferred financing costs	82,876	61,381
Stock-based compensation	230,486	147,640
Warrants issued to non-employees	232,614	—
Gain on settled accounts payable	—	(81,200)

Changes in current assets and liabilities:
Accounts receivable	(3,900)	2,321
Inventory	1,520	(3,530)
Prepaid and other current assets	193,704	160,388
Deferred offering costs	(448,250)	236,353
Accounts payable	456,928	181,721
Accrued liabilities	(38,171)	(230,334)
Net cash used in operating activities	(2,392,452)	(2,891,849)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,862)	(7,247)
Net cash used in investing activities	(6,862)	(7,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock in IPO, net of fees	—	5,194,740
Issuance of warrants in IPO	—	17,250
Issuance of common stock under Equity Line, net of fees	617,052	—
Issuance of common stock under ATM Facility, net of fees	54,842
Proceeds from shareholder note, net	334,249	—
Principal repayments of finance lease obligations	(167,152)	(155,188)
Net cash provided by financing activities	838,991	5,056,802

Net change in cash and cash equivalents during the period	(1,560,323)	2,157,706
Cash and cash equivalents, beginning of period	1,660,467	918,260
Cash and cash equivalents, end of period	$100,144	$3,075,966

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Issuance of Common Stock for $1.5M Note conversions	$-	$1,500,000
Issuance of Common Stock for Bridge Note and accrued interest conversions	$-	$3,618,704
Issuance of Common Stock for Series A and B Preferred Stock conversions	$-	$703
Issuance of Common Stock for Series C Preferred Stock conversions	$2	$231
Warrants issued as underwriter compensation	$-	$39,953
Issuance of Common Stock as consideration for consulting services	$100,000	$—
Issuance of Common Stock warrants in connection with MSW Note	$165,751	$—
Issuance of Common Stock warrants as consideration for consulting services	$7,561	$—
Issuance of Common Stock warrants in connection with note extensions	$59,302	$—
Financed insurance premiums	$277,176	$445,638
Operating lease assets obtained in exchange for lease obligations	$-	$549,227

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

HeartSciences’ initial focus is on applying novel technology to extend the clinical indications for use of an electrocardiograph (“ECG”) device. HeartSciences’ first product candidate, the MyoVista, is a resting 12-lead ECG that will incorporate HeartSciences’ first AI-based algorithm that is being developed for use in a wide range of clinical settings and is designed to provide diagnostic information to a qualified healthcare professional on cardiac dysfunction which has traditionally only been provided using cardiac imaging. In addition, the MyoVista provides conventional ECG information. The Company plans to market its device, both domestically and internationally to various hospitals, clinics, and medical centers and manufacture the devices using outsourced production facilities. Additionally, the Company plans to deliver AI-based algorithms either through the MyoVista hardware or through a cloud-based platform to provide access to a range of AI-based ECG cardiovascular algorithms on an ECG hardware agnostic basis. To date the Company has had small amounts of revenue from key opinion leader engagement and establishment of distributor relationships outside the United States during the development and product improvement phase of the MyoVista. The Company is preparing to seek U.S. Food and Drug Administration (“FDA”) clearance of the MyoVista during the first half of calendar year 2024.

Note 2. Liquidity, Going Concern and Other Uncertainties

The Company is subject to a number of risks similar to those of early-stage companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the need to obtain additional capital, competition from larger companies, and other technologies.

The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. At October 31, 2023 and April 30, 2023, the Company had an accumulated deficit of $63.9 million and $60.8 million, respectively. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

In March 2023, the Company entered into a purchase agreement and a registration rights agreement with an institutional investor, providing for the sale, from time to time at the discretion of the Company, of up to $15.0 million of the Company’s Common Stock, over the thirty-six (36) month term of the purchase agreement (the “Equity Line”). As of October 31, 2023, the Company has issued and sold an aggregate 1,277,689 shares of Common Stock, including 100,000 commitment shares, under the Equity Line and received proceeds of approximately $1.0 million (see Note 5). Subsequent to October 31, 2023 and through the date of this filing, the Company sold 586,833 shares of Common Stock under the Equity Line, receiving proceeds of approximately $91,000.

In September 2023, the Company entered into a Senior Unsecured Promissory Drawdown Loan Note (“MSW Note”) for up to $1.0 million, drawn in installments consisting of (i) $0.25 million on or prior to September 8, 2023, (ii) ) $0.25 million on or prior to September 20, 2023, and (iii) further drawdowns of up to $0.5 million in such amounts and such times to be mutually agreed upon between the Company and lender. As of October 31, 2023, the Company has drawn $0.5 million under the MSW Note. See Note 5 and Note 9 for further discussion.

In September 2023, the Company entered into an Equity Distribution Agreement (“EDA”) with an institutional investor, pursuant to which the Company may offer and sell an aggregate of up to $3.25 million of its shares of Common Stock in at-the-market offerings (“ATM Facility”). In November 2023, the EDA was further amended increasing the aggregate amount of Common Stock that may be sold under the ATM Facility from $3.25 million to up to $15.0 million. The Company is eligible to sell up to approximately $11.0 million worth of shares of Common Stock as the aggregate market value of the Company's shares of Common Stock eligible for sale under the EDA is subject to limitations of General Instruction I.B.6 of Form S-3 until such time that the Company's public float equals or exceeds $75.0 million. In the event the aggregate market value of the Company’s outstanding Common Stock held by non-affiliates equals or exceeds $75.0 million, then the one-third limitation on sales set forth in General Instruction I.B.6 of Form S-3 shall not apply to additional sales made pursuant to the EDA. As of October 31, 2023, the Company has issued and sold an aggregate 184,699 shares of Common Stock and received net proceeds of approximately $55,000 (see Note 5). Subsequent to October 31, 2023 and through the date of this filing, the Company sold 40,175,218 shares of Common Stock under the ATM Facility, receiving net proceeds of approximately $9.2 million (see Note 9).

Based on the Company’s forecasts and cashflow projections, management believes that current resources would be insufficient to fund operations to achieve commercialization. Additionally, the FDA can delay, limit or deny clearance of a medical device for many reasons outside the Company’s control which may involve substantial unforeseen costs.

The Company's continued operations will depend on its ability to raise additional capital through various potential sources, such as equity and/or debt financings and strategic relationships. The Company expects no material commercial revenue in Fiscal 2024. Management can provide no assurance that such financing or strategic relationships will be available on acceptable terms, or at all, which would likely have a material adverse effect on the Company and its financial statements.

The condensed unaudited financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period. See subsequent equity raises discussed in Note 9.

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

Inventory

All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis. Selling, general, and administrative expenses are not inventoried, but are charged to expense when incurred. The following is a summary of the Company’s inventories at October 31, 2023 and April 30, 2023:

	October 31,	April 30,
	2023	2023
Raw materials	$322,996	$322,996
Sub-assemblies	345,916	347,436
Work in progress	21,741	21,741
Finished goods	28,662	28,662
Reserve for obsolescence	(44,476)	(44,476)
Total Inventory	$674,839	$676,359

Inventory consists mainly of raw materials and components used in the current hardware build of the MyoVista. Devices and components are used for research and development purposes and device sales, which to date have been in international markets as sale of the MyoVista in the U.S. is subject to FDA clearance. The Company is partway through a new pivotal clinical validation study and device testing necessary for a revised FDA submission, which is targeted to take place during the first half of calendar year 2024. The Company believes that its hardware platform is in final form, however, prior to FDA clearance and market acceptance of the

MyoVista, further hardware changes could be necessary which could have an impact on net realizable values. The majority of the Company’s current inventory is intended for use to build finished products following regulatory clearance. Finished products do not contain materials that would degrade significantly over the useable life of the device and are considered to have a useable life of over seven years. Existing inventory related to finished devices are planned to be updated to the latest hardware revision and specifically allocated to a limited distribution for field reliability studies and are not slated for general purpose sales. The Company periodically evaluates inventory and makes specific write-offs and provides an allowance for inventory that is considered obsolete due to hardware and or software related changes. If the Company does not receive FDA clearance and/or obtain market acceptance of the MyoVista, the Company could have further material write-downs of inventory due to obsolescence in excess of the amount currently reserved.

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

The following is a summary of the Company’s property and equipment at October 31, 2023 and April 30, 2023:

	October 31,	April 30,
	2023	2023
Equipment	$404,782	$397,920
Furniture & fixtures	102,563	102,563
Leasehold improvements	32,812	32,812
Total	540,157	533,295
Less: Accumulated depreciation	(486,841)	(471,867)
Property and equipment, net	$53,316	$61,428

Deferred Offering Costs

The Company capitalizes certain legal, professional, and other-third party charges, related to capital raises through a sale of Common Stock in its IPO or other ongoing equity financings, as deferred offering costs until fully consummated. On October 16, 2023, the Company filed an S-1/A registration statement which has not yet been declared effective by the SEC. These costs are deferred until the completion of the offerings at which time they are reclassified to additional paid-in-capital as a reduction of the offering proceeds. If the Company terminates the planned offering or there is a significant delay, all of the deferred offering costs will be immediately written off to operating expenses.

On March 10, 2023, the Company entered into the Equity Line. Deferred offering costs associated with the Equity Line are reclassified to additional paid in capital on a pro-rata basis over the term of the agreement.

In September 2023, the Company entered into an EDA to sell its Common Stock under the ATM Facility. Deferred offering costs associated with the ATM Facility are reclassified to additional paid in capital on a pro-rata basis.

As of October 31, 2023 and April 30, 2023, $624,171 and $175,921 of deferred offering costs were capitalized on the balance sheet, respectively.

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

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The carrying amounts of the Company’s financial instruments, which primarily include cash and cash equivalents, accounts payable and accrued expenses, approximate their fair values due to their short-term nature. The carrying amounts of the Company’s existing notes payable approximate their fair values at the stated interest rates and are reflective of the prevailing market rates.

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

The Company did not recognize material revenues during the three and six month periods ended October 31, 2023 and 2022. The Company’s revenues do not require significant estimates or judgments. The Company is not a party to contracts that include multiple performance obligations or material variable consideration. As of October 31, 2023 and April 30, 2022, the Company did not have any contract assets or liabilities from contracts with customers and there were no remaining performance obligations that the Company had not satisfied.

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

Based on its analysis, management has determined that it has not incurred any liability for unrecognized tax benefits as of October 31, 2023 and April 30, 2022.

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

Note 4. Debt

Debt consists of the following:

	October 31,	April 30,
	2023	2023
$1M Notes	$1,000,000	$1,000,000
MSW Note	$417,125	—
Less: current maturities	(1,417,125)	(500,000)
Notes payable, long-term	$—	$500,000

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

The $1M Loan and Security Agreement was further amended on September 29, 2023 to amend the dates on which principal and accrued interest is due under the JQA Note, such that interest accrued since June 28, 2022 will be due and payable on December 31, 2023, and the principal amount together with all accrued interest after December 31, 2023 will be due and payable on March 31, 2024. As consideration for an extension of the JQA interest maturity date, in October 2023, the Company issued warrants to purchase an aggregate of 200,000 shares of Common Stock to FRV and Mr. Adams (“$1M Lender Warrants”). See further discussion in Note 5.

In November 2023, the principal amount of the JQA Note and accrued interest thereon in the amount of $585,006 converted into Common Stock of the Company. See further discussion in Note 9.

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

As of October 31, 2023 and April 30, 2023, accrued interest was approximately $310,000 and $238,000, respectively, and is included in accrued expenses in the accompanying condensed balance sheets.

MSW Note

On September 6, 2023, the Company entered into the MSW Note with Matthews Holdings Southwest, Inc., (the “Lender”). The MSW Note provides for an unsecured drawdown loan of up to $1.0 million, drawn in installments consisting of (i) $250,000 on or prior to September 8, 2023, (ii) $250,000 on or prior to September 20, 2023, and (iii) further drawdowns of up to $500,000 in such amounts and such times to be mutually agreed upon between the Company and Lender. In consideration of the MSW Note, the Company shall pay a facility fee to the Lender as follows:

•
warrants to acquire 500,000 shares of Common Stock, exercisable at $1.00 per share, which shall be issued to the Lender upon the completion of the first drawdown;
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

In September 2023, the Company drew $0.5 million under the MSW Note and issued warrants in lieu of a facility fee to purchase 500,000 shares of Common Stock exercisable at $1.00 per share, warrants to purchase 250,000 shares of Common Stock exercisable at $1.25 per share, and warrants to purchase 250,000 shares of Common Stock exercisable at $1.50 per share. The Company recorded a $165,751 debt discount relating to the warrants issued based on the relative fair value of the warrants on the date of issuance. The debt discount is being amortized over the life of the note as a non-cash interest expense. As of October 31, 2023, amortization recorded was approximately $83,000.

In November 2023, the MSW Note converted into Common Stock of the Company. See further discussion in Note 9.

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

At October 31, 2023 and April 30, 2023, there were 380,440 and 380,871 shares of Series C Preferred Stock outstanding, respectively.

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

During the six months ended October 31, 2023, 431 shares of Series C Preferred Stock converted into 1,938 shares of Common Stock at a conversion ratio of 4.4981 shares of Common Stock for each share of Series C Preferred Stock. At October 31, 2023, the Series C Preferred Stock were convertible into 1,888,641 shares of Common Stock at a conversion price of $5.04 per share.

At December 14, 2023, the Series C Preferred Stock were convertible into 6,366,520 shares of Common Stock at a conversion price of $1.49 per share.

Common Stock

The Company’s Certificate of Formation, as amended, authorizes 500,000,000 shares of Common Stock with a par value of $0.001 per share. As of October 31, 2023 and April 30, 2022, the Company had issued 11,213,438 and 10,118,440 shares of Common Stock, respectively.

During the six months ended October 31, 2023, the Company issued 1,094,998 shares of Common Stock, as set forth in the below table:

Number of Shares
Issuance of Common Stock under Equity Line	799,665
Issuance of Common Stock under ATM Facility	184,699
Issuance of Common Stock as payment for consulting services rendered	108,696
Conversion of Series C convertible preferred stock to Common Stock	1,938
Issued during the six months ended October 31, 2023	1,094,998

Summary table of common stock share transactions:
Balance at April 30, 2023	10,118,440
Issued in Fiscal 2024	1,094,998
Balance at October 31, 2023	11,213,438

On March 10, 2023, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) providing for the purchase, from time to time at the Company’s discretion, of up to $15.0 million of the Company’s Common Stock, over the thirty-six (36) month term of the purchase agreement. The agreement allows the Company, at its sole discretion, to direct

Lincoln Park to purchase shares of Common Stock, subject to limitations in both volume and dollar amount. The purchase price of the shares that may be sold to Lincoln Park under the agreement is the lower of (i) the lowest sale price on the date of purchase, or (ii) the average of the three lowest closing prices in the prior ten business days. Concurrently with the purchase agreement, the Company entered into a registration rights agreement, pursuant to which the Company filed a registration statement on Form S-1 with the SEC on March 22, 2023. This registration statement was declared effective by the SEC on April 10, 2023. During the six months ended October 31, 2023, the Company issued 799,665 shares of Common Stock to Lincoln Park receiving approximately $0.6 million in proceeds.

On September 18, 2023, the Company entered into an EDA with Maxim Group LLC as sales agent pursuant to which the Company may offer and sell up to $3.25 million shares of Common Stock in an ATM Facility. The shares may be issued and sold from time to time through or to the placement agent acting as sales agent or principal pursuant to our shelf registration statement on Form S-3 (the “Shelf S-3”), as filed with the SEC on September 18, 2023. The $3.25 million shares comprised of Common Stock that may be offered, issued and sold under the at-the-market offering prospectus is included in the $50.0 million of securities that may be offered, issued, and sold by the Company under the base prospectus of the Shelf S-3. The Shelf S-3 was declared effective by the SEC on September 28, 2023. During the six months ended October 31, 2023, the Company issued 184,699 shares of Common Stock under the ATM Facility, receiving approximately $55,000 in net proceeds. See further discussion at Note 9.

During the six months ended October 31, 2023, the Company issued 108,696 shares of Common Stock as consideration for consulting services.

The holders of Common Stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the board of directors, subject to the rights of holders of Preferred Stock outstanding. No dividends were declared as of or through the six months ended October 31, 2023 and the year ended April 30, 2023.

Common Stock Warrants

The Company has issued warrants to investors in connection with funding or for services rendered and these warrants are convertible into a number of shares of the Company’s Common Stock for a period of 5 years from the date of issuance.

The following is a summary of warrant activity during the six months ended October 31, 2023:

	Warrants Outstanding and Exercisable	Exercise Price Per Share	Weighted Average Strike Price per Share
Balance, April 30, 2023	2,590,342	$0.0001-$15.18	$3.73
Issued	1,215,000	$0.44-$1.50	$1.06
Forfeited	(14,021)	$3.47-$15.18	$4.96
Balance, October 31, 2023	3,791,321	$0.0001-$9.90	$2.87

In September 2023, the Company issued warrants in lieu of a facility fee under the MSW Note to purchase 500,000 shares of Common Stock exercisable at $1.00 per share, warrants to purchase 250,000 shares of Common Stock exercisable at $1.25 per share, and warrants to purchase 250,000 shares of Common Stock exercisable at $1.50 per share.

In September 2023, the Company issued warrants to purchase up to 15,000 shares of Common Stock, at an exercise price of $0.73 per share, to a consultant of the Company as consideration for services rendered to the Company.

In October 2023, the Company issued $1M Lender Warrants to FRV and John Q. Adams to purchase an aggregate of 200,000 shares of Common Stock at an exercise price of $0.44.

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

The following is a summary of service-based stock option activity during the six months ended October 31, 2023:

	Number of Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Outstanding - April 30, 2023	1,182,912	$3.29	8.6
Options forfeited	(114,545)	3.04	—
Outstanding - October 31, 2023	1,068,367	$8.61	8.6

Non-vested at October 31, 2023	858,394	$0.98	9.4
Vested at October 31, 2023	209,973	$7.39	5.5

The following is a summary of performance-based stock option activity during the six months ended October 31, 2023:

	Number of Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Outstanding - April 30, 2023	578,207	$5.17	7.8
Options forfeited	(11,667)	12.21	—
Outstanding - October 31, 2023	566,540	$5.03	6.4

Non-vested at October 31, 2023	377,588	$6.21	6.2
Vested at October 31, 2023	188,952	$2.67	6.8

As of October 31, 2023, there was approximately $0.3 million of unrecognized compensation costs related to non-vested service-based Common Stock options and approximately $1.6 million of unrecognized compensation costs related to non-vested performance-based Common Stock options.

Note 7. Income Taxes

The tax effects of temporary differences and carry-forwards that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	October 31,	April 30,
	2023	2023
Deferred tax assets (liabilities):

Net operating loss carryforwards	$10,561,200	$9,701,650
Start-up costs	884,458	934,999
Stock option and warrant payments	662,095	538,669
Accumulated depreciation	(3,225)	(3,111)
Research and development credits	255,600	255,600
Research and development warrants	21,488	21,488
Total deferred tax assets, net	12,381,616	11,449,295
Valuation Allowance	(12,381,616)	(11,449,295)
Net Deferred Tax Assets	$—	$—

For the six months ended October 31, 2023 and the year ended April 30, 2023, the Company’s cumulative net operating loss for federal income tax purposes was approximately $50 million and $46 million, respectively. The net operating loss, subject to limitations, may be available in future tax years to offset taxable income. The net operating loss carry-forward will begin to expire in year 2028.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and therefore, a full valuation allowance has been recorded at October 31, 2023 and April 30, 2023.

Note 8. Commitments and Contingencies

Operating Leases

The Company has a long-term operating lease for office, industrial, and laboratory space which was entered into in May 2017. On September 27, 2022, the Company entered into the First Amendment to Lease (the “Lease Amendment”), which amended the Lease Agreement to document the exercise of its option to extend the term of the lease for an additional 64 months, commencing February 1, 2023, and expiring on May 31, 2028 (the “Extension Term”). Pursuant to the amendment, the Company will pay initial monthly payments of $13,129, beginning February 2023, subject to 3% annual increases. Rent expense for the six months ended October 31, 2023 was approximately $74,000.

The Company records right-of-use assets and liabilities at the present value of the fixed lease payments over the term at the commencement date. The Company uses its incremental borrowing rate of 12% to determine the present value of the lease as the rate implicit in the lease is typically not readily available.

Information related to the Company’s right-of-use assets and lease liabilities consist of the following:

October 31,
2023
Right-of-use assets	$502,831

Lease liabilities, current	$94,463
Lease liabilities, net of current portion	486,885
Total lease liabilities	$581,348

Weighted average remaining term (in years)	4.6
Weighted average discount rate	12%

As of October 31, 2023, future maturities of lease liabilities due under lease agreements for the fiscal year ended are as follows:

2024 (balance of fiscal year)	$78,778
2025	161,167
2026	165,190
2027	169,307
2028	173,559
Thereafter	14,493
Total future lease payments	762,494
Less imputed interest	(181,146)
Total operating lease liabilities	$581,348

Litigation

From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of business. The Company does not believe that the outcome of those matters will have a material adverse effect to the financial position, operating results or cash flows. However, there can be no assurance such legal proceedings will not have a material impact.

The Company is not aware of any material claims outstanding or pending against the Company as of October 31, 2023.

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

On September 20, 2023, the Company entered into multiple definitive license agreements (each a “License Agreement” and collectively, the “License Agreements”) with Icahn School of Medicine at Mount Sinai (“Mount Sinai”) to commercialize a range of AI cardiovascular algorithms developed by Mount Sinai as well as a memorandum of understanding for ongoing cooperation encompassing de-identified data access, on-going research, and the evaluation of the MyoVista. The License Agreements, of which there are eleven in total, cover rights to thirteen AI cardiovascular algorithms, two data science methods for use with ECG waveforms and three filed patents.

The closing of the transactions contemplated under the Securities Purchase Agreement (the “MTS Transaction”), dated as of September 20, 2023 (the “Securities Purchase Agreement”), by and between the Company and Mount Sinai, and the effectiveness of the licenses under the License Agreements, are subject to the satisfaction or waiver of certain conditions, including a condition that the Company must complete one or more financings in which the Company receives aggregate gross proceeds of at least $5.0 million (the “Financing Requirement”) prior to December 31, 2023 (the “Closing Date”). The License Agreements may be terminated by Mount Sinai if the Company has not received aggregate gross total proceeds of at least $10.0 million in qualified transactions by June 30, 2024 (the “Additional Financing Requirement”). On November 15, 2023, the Company satisfied the Financing Requirement and, accordingly, the licenses under the License Agreements were deemed effective. See further discussion at Note 9.

Note 9. Subsequent Events

The Company has evaluated subsequent events after the balance sheet date of October 31, 2023, through the date of filing.

During November 2023, the Company sold 586,833 shares of Common Stock under the Equity Line, receiving proceeds of approximately $91,000.

On November 9, 2023, the Company entered into Amendment No. 1 to the EDA with Maxim, pursuant to which the Company may sell up to $10.0 million shares of Common Stock from time to time through the sales agent. On November 17, 2023, the Company entered into Amendment No. 2 to the EDA with Maxim, pursuant to which the Company may sell up to $15.0 million shares of Common Stock from time to time through the sales agent. During November and December 2023, the Company sold 40,175,218 shares of Common Stock under the ATM Facility, receiving gross proceeds of $9.7 million and net proceeds of approximately $9.2 million after Maxim fees, legal fees and other costs.

On November 16, 2023, the Company issued warrants to purchase up to 240,000 shares of Common Stock, at an exercise price of $0.17 per share, to a consultant of the Company as consideration for services rendered to the Company.

On November 16, 2023, the Company entered into a note conversion letter agreement with John Q. Adams (the “Adams Note Conversion Letter Agreement”). Pursuant to the Adams Note Conversion Letter Agreement, in consideration for the conversion of the principal and interest in the amounts of $585,006 due under the JQA Note, on November 16, 2023, the Company: (1) issued 3,656,288 shares of Common Stock to Mr. Adams; and (2) entered into a Warrant Amendment Agreement with Mr. Adams, amending the $1M Lender Warrants owned by Mr. Adams to reduce the exercise price of an aggregate of 107,575 $1M Lender Warrants to $0.16 per share (the “Adams Warrant Amendment”).

On November 16, 2023, the Company entered into a note conversion letter agreement with the Lender (the “MSW Note Conversion Letter Agreement”). Pursuant to the MSW Note Conversion Letter Agreement, in consideration for the conversion of the aggregate amount of $500,000 due under the MSW Note, on November 16, 2023, the Company (i) issued to the Lender 3,125,000 shares of Common Stock at a conversion price of $0.16 per share; and (ii) entered into a Warrant Amendment Agreement with the Lender, amending the warrants to reduce the exercise price of an aggregate of 1,000,000 warrants to $0.16 per share (the “MSW Warrant Amendment”).

On November 16, 2023, and pursuant to the Securities Purchase agreement, the Company issued to Mount Sinai the following:

•
4,854,853 shares of Common Stock;
•
pre-funded warrants to purchase up to 710,605 shares of Common Stock, with an exercise price per share of $0.00001, which warrants were issued in lieu of shares of Common Stock issuable to Mount Sinai to ensure that the number of shares of Common Stock held by Mount Sinai does not exceed the Beneficial Ownership Limitation (the “MTS Pre-Funded Warrants”); and
•
Common stock warrants to purchase up to 914,148 shares of Common Stock, having an exercise price per share equal to $0.5060, which warrants shall be exercisable immediately upon (x) completion of any financing of at least $10.0 million raised by the Company from the period commencing August 1, 2023 and ending on or prior to June 30, 2024 or (y) waiver by Mount Sinai of the Company’s Additional Financing Requirement.

The License Agreements may be terminated by Mount Sinai if the Company does not receive an aggregate gross total proceeds of at least $10.0 million in qualified financing transactions by June 30, 2024. Registration rights related to the MTS Securities provide that on or prior to the date of one hundred and fifty days (150) days after the closing date, the Company shall prepare and file with the SEC a Registration Statement on Form S-1 (or such other form as applicable) covering the resale under the Securities Act of the MTS Securities issued to Mount Sinai, subject to any limitations imposed by the Nasdaq Rules. On December 1, 2023, the Company satisfied the Additional Financing Requirement.

On November 27, 2023, the Company's Board of Directors approved and entered into Amendment No. 1 to the Equity Incentive Plan, subject to shareholder approval, to increase the initial number of shares currently issuable under the Plan from 2,500,000 shares to 8,500,000 shares.

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

Overview

We are a medical technology company focused on applying innovative AI-based technology to an ECG, also known as an “EKG,” to expand and improve an ECG’s clinical usefulness. Our objective is to make an ECG a far more valuable cardiac screening tool. HeartSciences’ first product candidate for FDA clearance, the MyoVista, is a resting 12-lead ECG that will incorporate HeartSciences’ first AI-based algorithm designed to provide diagnostic information related to cardiac dysfunction as well as conventional ECG information in the same test. In the future, we intend to incorporate additional AI-based algorithms in the MyoVista and develop a cloud-based platform to provide access to a range of AI-based ECG cardiovascular algorithms on an ECG hardware agnostic basis. The AI-based ECG algorithms provide diagnostic information related to structural heart disease which traditionally has only been available through the use of cardiac imaging. We believe, the MyoVista is particularly well suited for a frontline or point of care clinical setting and the initial revenue model, which involves the use of the MyoVista hardware, associated software and consumables for each test, is expected to be “razor-razorblade” as the cable connection to the electrodes used with the MyoVista are proprietary to HeartSciences, and new electrodes are used for every test performed. As further algorithms are made commercially available via the MyoVista or cloud-based platform we would expect to adopt revenue models based on algorithm usage and/or recurring subscriptions.

On September 20, 2023, we entered into multiple definitive license agreements (each a “License Agreement” and collectively, the “License Agreements”) with Icahn School of Medicine at Mount Sinai (“Mount Sinai”) to commercialize a range of AI-based cardiovascular algorithms developed by Mount Sinai as well as a memorandum of understanding for ongoing cooperation encompassing de-identified data access, on-going research, and the evaluation of the MyoVista. The License Agreements, of which there are eleven in total, cover rights to thirteen AI-based cardiovascular algorithms, two data science methods for use with ECG waveforms and three filed patents. These License Agreements closed on December 1, 2023.

Neither the MyoVista hardware, nor any of the AI-based ECG algorithms, are cleared for marketing by the FDA and our future success is dependent upon receiving FDA clearances. Additional funding may be required as part of achieving FDA clearance and thereafter would be required to support the sales launch of the MyoVista into the U.S., provide working capital and support further research and development (“R&D”).

We believe that there is currently no low-cost, front-line, medical device that is effective at screening broadly for many types of heart disease. As a result, we believe that frontline physicians face a significant challenge in determining if a patient has heart disease. Although many think of the ECG as the frontline test for heart disease, in 2012, the United States Preventive Services Task Force conducted an evaluation of conventional ECG testing and stated: “There is no good evidence the test, called an ECG, helps doctors predict heart risks any better than traditional considerations such as smoking, blood pressure and cholesterol levels in people with no symptoms.”

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

HeartSciences has designed or licensed algorithms to help address these limitations and extend the clinical capability of an ECG to detect cardiac dysfunction or specific cardiovascular disease types. The first AI algorithm to be incorporated into the MyoVista has been designed by the Company and applies AI learning to the signal processed ECG signal to develop a proprietary algorithm designed to detect cardiac dysfunction caused by heart disease and/or age cardiac dysfunction. We recently proposed adjustment of the echocardiographic measurement thresholds to the FDA to reflect recent clinical findings in respect of ≥ 60 year old patients which we believe will further increase the clinical value of the algorithm. The FDA has now confirmed this approach and we are in the process of updating our algorithm to reflect these updated echo measurement thresholds. The MyoVista has not yet received FDA clearance.

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

If we receive FDA clearance for our first product candidates, the MyoVista hardware and its associated cardiac dysfunction algorithm, our main target markets would be frontline healthcare environments in the U.S., such as primary care, to assist physician decision making in the cardiology referral process. Currently, cardiology referral decisions are often based on a patient’s risk factors and/or a conventional ECG test. Accordingly, many patients with heart disease are left undetected while no current treatment or intervention is required for most patients referred for cardiac imaging. We believe that adding the capability to detect cardiac dysfunction to a standard 12-lead resting ECG could help improve cardiac referral pathways and be valuable for patients, physicians, health systems and third-party payors.

New Class II devices, such as the MyoVista, require FDA premarket review. The MyoVista along with its proprietary software and hardware is classified as a Class II medical device by the FDA. Premarket review and clearance by the FDA for these devices is generally accomplished through the 510(k) premarket notification process or De Novo classification request, or petition process. We previously submitted an FDA De Novo classification request in December 2019 and, following feedback and communications with the FDA during and since that submission, we have been making modifications to our device, including our proprietary algorithm. We are part-way through a new, pivotal clinical validation study and have been undertaking device and algorithm development testing for a revised FDA submission. In August 2023, the FDA granted an industry first De Novo clearance and created a new Class II product code for cardiovascular machine learning-based notification software in respect of a hypertrophic cardiomyopathy algorithm and in December 2023 we received confirmation from the FDA that a change to submit the MyoVista, including it’s AI algorithm, under the 510(k) pathway would be acceptable. The 510(k) pathway is more common than De Novo and, on average, has a faster decision process than De Novo by the FDA. As a result, we now expect a revised submission to be filed during the first half of calendar year 2024. Assuming a submission under 510(k) in the first half of calendar year 2024, we would anticipate a determination by the FDA in 2024 which, if successful, would provide the ability to market and sell the MyoVista in the U.S. If successful, additional funding would be required to support the sales launch of the MyoVista in the U.S., provide working capital and support further R&D.

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

On June 27, 2023, we submitted a hearing request to the Nasdaq Hearing Panel (the “Panel”) to appeal the delisting determination. In response to our request for a hearing, on June 27, 2023, we received a letter from Nasdaq stating that its delisting action has been stayed, pending a final decision by the Panel and a hearing will be held on August 17, 2023.

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

On November 22, 2023, the Company was formally notified by the Panel that the Company has demonstrated compliance with the Minimum Stockholders’ Equity Requirement. The Company will be subject to a Mandatory Panel Monitor through November 22, 2024.

Patents

In August 2023, we were issued a notice of patent allowance from the European Patent Office covering quantification by an ECG of key echocardiographic measures of heart function using AI methods.

In September 2023, we were issued a notice of patent allowance from the Brazilian Patent and Trademark Office and the United Arab Emirates Ministry of Economy covering MyoVista wavelet technology utilizing AI for early detection of heart disease.

MSW Note

On September 7, 2023, we entered into the MSW Note with Matthews Southwest Holdings, Inc., for an unsecured drawdown loan of up to $1,000,000, drawn in installments consisting of (i) $250,000 on or prior to September 8, 2023, (ii) $250,000 on or prior to September 20, 2023, and (iii) further drawdowns of up to $500,000 in such amounts and such times to be mutually agreed upon between the Company and Matthews Southwest Holdings, Inc. In September 2023, we drew down $0.5 million pursuant to the terms of the note and issued 1,000,000 warrants to purchase shares of Common Stock in lieu of a facility fee.

On November 16, 2023, we entered into the MSW Note Conversion Letter Agreement with the Lender. Pursuant to the MSW Note Conversion Letter Agreement, in consideration for the conversion of the aggregate principal and interest amount due under the MSW Note, on November 16, 2023, we (i) issued to the Lender 3,125,000 shares of common stock at a conversion price of $0.16 per share; and (ii) entered into the MSW Warrant Amendment Agreement with the Lender, amending the Existing MSW Warrants to reduce the exercise price of an aggregate of 1,000,000 Existing MSW Warrants to $0.16 per share.

Equity Distribution Agreement

On September 18, 2023, we entered into an EDA with Maxim Group LLC as sales agent pursuant to which we may offer and sell up to $3.25 million of our shares of Common Stock in an at-the-market offering. The shares may be issued and sold from time to time through or to the placement agent acting as sales agent or principal pursuant to our shelf registration statement on Form S-3 (the “Shelf S”), as filed with the SEC on September 18, 2023. Pursuant to General Instruction I.B.6 of Form S, we may not sell the shelf securities in a public primary offering with a value exceeding more than one of the aggregate market value of its voting and non-voting ordinary shares held by non-affiliates in any 12 month period as long as the aggregate market value of our outstanding ordinary shares held by non-affiliates is less than $75 million. The $3.25 million shares comprised of Common Stock that may be offered, issued and sold under the at-the-market offering prospectus is included in the $50.0 million of securities that may be offered, issued, and sold by us under the base prospectus of the Shelf S-3. The Shelf S-3 was declared effective by the SEC on September 28, 2023. On November 9, 2023, we entered into Amendment No.1 of the EDA with Maxim pursuant to which, we may issue and sell up to

$10.0 million worth of shares of Common Stock from time to time through the sales agent. On November 11, 2023, we entered into Amendment No. 2 of the EDA with Maxim pursuant to which, we may issue and sell up to $15.0 million shares of Common Stock through the sales agent. During November and December 2023, we sold 40,175,218 shares of Common Stock under the ATM Facility, receiving gross proceeds of $9.7 million and net proceeds of approximately $9.2 million after Maxim fees, legal fees and other costs.

Debt conversion

As previously disclosed in our Current Report on Form 8-K filed with the SEC on January 24, 2023, we entered into Amendment No. 4 to the $1M Loan and Security Agreement with FRV and John Q. Adams. Pursuant to the $1M Loan and Security Agreement, a secured promissory note in the original principal amount of $500,000 was issued to FRV and a secured promissory note in the original principal amount of $500,000 was issued to John Q. Adams. The Loan and Security Agreement was further amended on September 29, 2023 to amend the dates on which principal and accrued interest is due under the JQA Note. As consideration for such extension, we issued FRV and Mr. Adams $1M Lender Warrants to purchase an aggregate of 200,000 shares of Common Stock at an exercise price of $0.44 per share.

On November 16, 2023, we entered into the Adams Note Conversion Letter Agreements with Mr. Adams. Pursuant to the Adams Note Conversion Letter Agreement, in consideration for the conversion of the principal and interest amounts due under the JQA Note, on November 16, 2023, we: (1) issued 3,656,288 shares of Common Stock to Mr. Adams; and (2) entered into the Adams Warrant Amendment, amending the $1M Lender Warrants owned by Adams to reduce the exercise price of an aggregate of 107,575 $1M Lender Warrants to $0.16 per share.

Mount Sinai Agreement

On September 20, 2023, we entered into the License Agreements with Mount Sinai to commercialize a range of AI cardiovascular algorithms developed by Mount Sinai as well as a memorandum of understanding for ongoing cooperation encompassing de data access, on research, and the evaluation of the MyoVista. The License Agreements, of which there are eleven in total, cover rights to thirteen AI cardiovascular algorithms, two data science methods for use with ECG waveforms and three filed patents.

The closing of the MTS Transaction, dated as of September 20, 2023, by and between us and Mount Sinai, and the effectiveness of the licenses under the License Agreements, are subject to the satisfaction or waiver of certain conditions, including a condition that we must complete the Financing Requirement prior to December 31, 2023. On November 15, 2023, we satisfied the Financing Requirement and, accordingly, the licenses under the License Agreements were deemed effective.

On November 16, 2023, and pursuant to the Securities Purchase agreement, the Company issued to Mount Sinai the following:

•
4,854,853 shares of Common Stock;
•
pre-funded warrants to purchase up to 710,605 shares of Common Stock, with an exercise price per share of $0.00001, which warrants were issued in lieu of shares of Common Stock issuable to Mount Sinai to ensure that the number of shares of Common Stock held by Mount Sinai does not exceed the Beneficial Ownership Limitation (the “MTS Pre-Funded Warrants”); and
•
Common stock warrants to purchase up to 914,148 shares of Common Stock, having an exercise price per share equal to $0.5060, which warrants shall be exercisable immediately upon (x) completion of the Additional Financing from the period commencing August 1, 2023 and ending on or prior to June 30, 2024 or (y) waiver by Mount Sinai of the Company’s Additional Financing Requirement.

The License Agreements may be terminated by Mount Sinai if the Company does not meet the Additional Financing Requirement by June 30, 2024. Registration rights related to the MTS Securities provide that on or prior to the date of one hundred and fifty days (150) days after the closing date, the Company shall prepare and file with the SEC a Registration Statement on Form S-1 (or such other form as applicable) covering the resale under the Securities Act of the MTS Securities issued to Mount Sinai, subject to any limitations imposed by the Nasdaq Rules. On December 1, 2023, the Company satisfied the Additional Financing Requirement.

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

Interest Expense

Interest expense relates to our loan facilities and convertible notes.

The following table summarizes our results of operations for the periods presented on our statement of operations data.

	Three months ended October 31,				Six months ended October 31,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(In thousands, except percentages, unaudited)				(In thousands, except percentages, unaudited)
Revenue	$4	$—	$4	—%	$4	$3	$1	22%
Cost of sales	2	—	2	—%	2	2	(1)	(25)%
Gross margin	2	—	2	—%	2	1	1	104%
Operating expenses:
Research and development	757	849	(92)	(11)%	1,323	1,283	40	3%
Selling, general and administrative	815	925	(110)	(12)%	1,580	1,922	(342)	(18)%
Total operating expenses	1,572	1,774	(202)		2,903	3,205	(302)	(9)%
Loss from operations	(1,570)	(1,774)	204		(2,901)	(3,204)	303	(9)%
Interest expense	(178)	(33)	(146)	444%	(215)	(176)	(38)	22%
Other income	-	1	(1)	(100)%	—	2	(2)	(100)%
Other income (expense), net	(178)	(33)	(146)	444%	(215)	(176)	(38)	22%
Net loss	$(1,748)	$(1,807)	$58		$(3,115)	$(3,380)	$265	(8)%

Summary of Statements of Operations for the three and six months ended October 31, 2023 compared with the three and six months ended October 31, 2022:

Revenues were $4,000 and costs of sales were $2,000 for the three months ended October 31, 2023. Revenues were $4,000 and costs of sales were $2,000 for the six months ended October 31, 2023 compared to revenues of $3,000 and costs of sales of $2,000 for the six months ended October 31, 2022. Our revenues to date have been mainly generated in the establishment of distributor relationships outside the United States as part of obtaining feedback during product development and improvement. The decrease in revenue, and related decrease in cost of sales, is due to our proactive reduction in new international distributor engagement in the run up to FDA submission and until we update our certificate of conformity, called a CE Mark, under the new European Union Medical Device Regulation regime to reflect hardware and software improvements being incorporated into the device for FDA submission.

Research and development expenses were $757,000 and $1.3 million for the three and six months ended October 31, 2023, representing a decrease of $92,000, or 11%, and an increase of $40,000, or 3%, when compared to the same periods in 2022. For the three months ended October 31, 2023, decrease is primarily due to reductions in clinical trial related expenditures resulting from the completion of patient enrollment in our clinical study for FDA submission. For the six months ended October 31, 2023, the increase is primarily due to personnel expenses.

Selling, general, and administrative expenses were $815,000 and $1.6 million for the three and six months ended October 31, 2023, representing a decrease of $110,000, or 12%, and a decrease of $342,000, or 18%, when compared to the same periods in 2022. For the three and six months ended October 31, 2023, the decrease is primarily due to reduction in legal expenses, reduced D&O insurance premiums, and related supplier credits.

Interest expense during the three and six months ended October 31, 2023, of $178,000 and 215,000, respectively, is related to interest on the $1M Loan and Security Agreement, warrants issued as consideration for extension of the JQA interest maturity date in October 2023, and interest and debt service amortization related to MSW Note. Interest expense during the three and six months ended October 31, 2022 of $33,000 and $176,000, respectively, is related to interest on the $1M Loan and Security Agreement and debt service amortization related to the Bridge Notes for approximately half of the quarter ended July 31, 2022. All of the Bridge Notes and accrued interest were converted to equity upon consummation of the IPO in June 2022.

Liquidity and Capital Resources

Going Concern Considerations

We have incurred significant losses and have experienced negative cash flows from operations since inception. At October 31, 2023, we had an accumulated deficit of $63.9 million and stockholder's deficit of $1.6 million compared to an accumulated deficit of $60.8 million and stockholder's equity of $0.2 million as of April 30, 2023. At October 31, 2023, we incurred a net loss of $3.1 million for the six month period then ended and a net loss of $3.4 million for the six month period ended October 31, 2022.

During the year ended April 30, 2023, we raised approximately $5.2 million in net proceeds from the sale of Common Stock and Warrants in our IPO and raised approximately $1.3 million from warrant exercises.

On March 10, 2023, we entered into the Lincoln Park Purchase Agreement providing for the purchase, from time to time at our discretion, of up to $15.0 million of our Common Stock, over the 36-month term of the agreement. Actual sales of shares of Common Stock will depend on a variety of factors to be determined by us from time to time. The net proceeds received from these purchases will depend on the frequency and prices at which we sell shares of our Common Stock to Lincoln Park. As of the date of this Quarterly Report, we have received approximately $1.1 million from the sale of Common Stock pursuant to the Lincoln Park Purchase Agreement. We expect that any proceeds received from such sales to Lincoln Park will be used for working capital and general corporate purposes.

On September 18, 2023, we entered into an EDA with Maxim Group LLC as sales agent pursuant to which we may offer and sell up to $3.25 million of our shares of Common Stock in at-the-market offerings. The EDA was further amended on November 9, 2023 and again on November 17, 2023, to increase the amount of shares of Common Stock we may sell to up to $15.0 million. The shares may be issued and sold from time to time through or to the placement agent acting as sales agent or principal pursuant to our shelf registration statement on the Shelf S-3, as filed with the SEC on September 18, 2023. As of the date of this Quarterly Report, we have received approximately $9.2 million in net proceeds, after Maxim fees, legal fees and other costs, from the sale of Common Stock pursuant to the amended EDA. We expect that any proceeds received from such sales under the ATM Facility will be used for working capital and general corporate purposes

In September 2023, the Company entered into the MSW Note for up to $1.0 million, drawn in installments consisting of (i) $0.25 million on or prior to September 8, 2023, (ii) ) $0.25 million on or prior to September 20, 2023, and (iii) further drawdowns of up to $0.5 million in such amounts and such times to be mutually agreed upon between the Company and lender. As of October 31, 2023, the Company has drawn $0.5 million pursuant to the terms of the note. In November 2023, the MSW Note was converted into shares of Common Stock.

As of the date of this Annual Report, we have begun the process of an offering with Maxim Group, for the sale of up to $8.0 million worth of shares of our Common Stock, on a best-efforts basis. This offering has not yet been declared effective by the SEC.

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

Liquidity

Since our inception, we have raised capital through the public and private sale of debt and equity. As of October 31, 2023, we had cash of approximately $0.1 million and negative working capital of approximately $1.7 million.

The table below presents our cash flows for the periods indicated:

	Six months ended October 31,
U.S. dollars, in thousands	2023	2022
	(Unaudited)
Net cash used in operating activities	$(2,392)	$(2,892)
Net cash (used in) provided by investing activities	$(7)	$(7)
Net cash provided by financing activities	$839	$5,057
Net change in cash and cash equivalents during the period	$(1,560)	$2,158

Operating Activities

Net cash used by our operating activities of $2.4 million during the six months ended October 31, 2023 is primarily due to our net loss of $3.1 million plus $561,000 in non-cash expenses plus $162,000 of net changes in operating assets and liabilities.

Net cash used by our operating activities of $2.9 million during the six months ended October 31, 2022 is primarily due to our net loss of $3.4 million plus $141,000 in non-cash expenses plus $347,000 of net changes in operating assets and liabilities.

Financing Activities

Net cash provided by financing activities of $0.8 million during the six months ended October 31, 2023 is primarily from the issuance of Common Stock under the Equity Line, ATM Facility, and net proceeds from the MSW Note.

Net cash provided by financing activities of $5.1 million during the six months ended October 31, 2022 is primarily from the issuance of Common Stock in our IPO.

From November 1, 2023, through the date of filing, the Company has raised additional capital of approximately $9.3 million, net of fees, from the Equity Line and ATM Facility.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company's disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based upon the most recent evaluation of internal controls over financial reporting, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) determined that our disclosure controls and procedures were not effective as of October 31, 2023 as a result of identified material weaknesses in our internal control over financial reporting. The identified material weaknesses were as follows: (i) lack of proper approval processes and review processes and documentation for such reviews; (ii) we did not maintain sufficient U.S. GAAP and SEC accounting resources commensurate with those required of a public company; and (iii) insufficient number of staff to maintain optimal segregation of duties and levels of oversight. We have taken and continue to take remedial steps to improve our internal controls over financial reporting, which includes hiring additional accounting and financial reporting personnel and implementing additional policies, procedures, and controls. We cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. Management is monitoring the effectiveness of these and other processes, procedures and controls and will make any further changes deemed appropriate. Management believes the foregoing actions will effectively remediate the material weaknesses, however, our material weaknesses will not be considered remediated until the above controls are in place for a period of time, the controls are tested, and management concludes that these controls are properly designed and operating effectively.

Changes in Internal Control Over Financial Reporting

Except as described above with respect to the remediation steps we are taking, there have been no changes in our internal control over financial reporting during the quarter ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 16, 2023, the Company issued 3,656,288 shares of Common Stock following the conversion of the JQA Note.

On November 16, 2023, the Company issued 3,125,000 shares of Common Stock following the conversion of the MSW Note.

On November 16, 2023, the Company issued 4,854,853 shares of Common Stock pursuant to the MTS Transaction.

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
1.1

Underwriting Agreement dated June 15, 2022 by and between the Heart Test Laboratories, Inc. and The Benchmark Company, LLC (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on June 15, 2022)

1.2

Equity Distribution Agreement, dated as of September 18, 2023 by and between the Company and Maxim Group LLC (incorporated by reference to Exhibit 1.2 to our Registration Statement on Form S-3, filed with the SEC on September 18, 2023)

1.3

Amendment No. 1 to Equity Distribution Agreement dated November 9, 2023 between Heart Test Laboratories, Inc. and Maxim Group LLC (incorporated by referred to Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on November 13, 2023)

1.4

Amendment No. 2 to Equity Distribution Agreement dated November 17, 2023 between Heart Test Laboratories, Inc. and Maxim Group LLC (filed as Exhibit 1.3 on our Current Report on Form 8-K filed with the SEC on November 17, 2023)

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

4.14	Form of Warrant to Purchase Common Stock dated September 7, 2023 (incorporated by reference to Exhibit 4.1 our Current Report on Form 8-K, filed with the SEC on September 7, 2023)
4.15	Form of Pre-Funded Purchase Warrant dated as of September 20, 2023 (incorporated by reference to Exhibit 4.1 our Current Report on Form 8-K, filed with the SEC on September 21, 2023)

4.16	Form of Common Stock Warrant dated September 20, 2023 (incorporated by reference to Exhibit 4.2 our Current Report on Form 8-K, filed with the SEC on September 21, 2023)
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

31

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

Form of Heart Test Laboratories Inc.’s Non-Qualified Stock Option Agreement under Heart Test Laboratories Inc.’s 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on March 23, 2023)

10.29

Amendment No. 2 License Agreement by and between Heart Test Laboratories, Inc. and The University Court of The University of Glasgow, dated March 31, 2023 (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K, filed with the SEC on July 19, 2023)

10.30

Senior Unsecured Promissory Drawdown Loan Note by and among Heart Test Laboratories, Inc., and Matthews Southwest Holdings, Inc., dated September 6, 2023 and executed on September 7, 2023 (incorporated by reference to Exhibit 10.1 our Current Report on Form 8-K, filed with the SEC on September 7, 2023)

10.31

Securities Purchase Agreement, dated as of September 20, 2023, by and between the Company and Icahn School of Medicine at Mount Sinai (incorporated by reference to Exhibit 10.1 our Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.32

License: Pulmonary Embolism Detection From the Electrocardiogram Using Deep Learning (incorporated by reference to Exhibit 10.2 our Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.33	License: Deep Learning Algorithm to Predict PVC-Related Cardiomyopathy (incorporated by reference to Exhibit 10.3 our Current Report on Form 8-K, filed with the SEC on September 21, 2023)
10.34	License: Deep Learning on ECGs to Derive Left and Right Ventricular Function (incorporated by reference to Exhibit 10.4 our Current Report on Form 8-K, filed with the SEC on September 21, 2023)
10.35

License: Prediction of right ventricular size and systolic function from the 12-lead ECG (incorporated by reference to Exhibit 10.5 our Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.36

License: Deep learning for electrocardiograms to identify left heart valvular dysfunction – aortic stenosis (incorporated by reference to Exhibit 10.6 our Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.37

License: Deep learning for electrocardiograms to identify left heart valvular dysfunction – mitral regurgitation (incorporated by reference to Exhibit 10.7 our Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.38

License: HeartBEiT: Vision Transformers improve diagnostic performance for electrocardiograms (incorporated by reference to Exhibit 10.8 our Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.39

License: Derivation of low Left Ventricular Ejection fraction based on a foundational vision transformer (HeartBEiT) (incorporated by reference to Exhibit 10.9 our Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.40

License: Diagnosis of Hypertrophic Cardiomyopathy using a model derived from a foundational vision transformer (HeartBEiT) (incorporated by reference to Exhibit 10.10 our Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.41

License: Diagnosis of STEMI using a model derived from a foundational vision transformer (HeartBEiT) (incorporated by reference to Exhibit 10.11 our Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.42	License: Electrocardiogram Deep Learning Interpretability Toolbox (incorporated by reference to Exhibit 10.12 our Current Report on Form 8-K, filed with the SEC on September 21, 2023)
10.43	Amendment No. 5 to the $1M Loan and Security Agreement, dated September 29, 2023 (incorporated by reference to Exhibit 10.45 to our Registration Statement on Form S-1 filed October 16, 2023)
10.44

Note Conversion Letter Agreement, dated November 16, 2023, by and between Heart Test Laboratories, Inc. and Matthews Southwest Holdings, Inc. (filed as Exhibit 10.1 on our Current Report on Form 8-K, filed with the SEC on November 17, 2023)

10.45

Note Conversion Letter Agreement, dated November 16, 2023, by and between Heart Test Laboratories, Inc. and John Q. Adams (filed as Exhibit 10.2 on our Current Report on Form 8-K, filed with the SEC on November 17, 2023)

10.46

Warrant Amendment, dated November 16, 2023, by and between Heart Test Laboratories, Inc. and Matthews Southwest Holdings, Inc. (filed as Exhibit 10.3 on our Current Report on Form 8-K, filed with the SEC on November 17, 2023)

10.47

Warrant Amendment, dated November 16, 2023, by and between Heart Test Laboratories, Inc. and John Q. Adams (filed as Exhibit 10.4 on our Current Report on Form 8-K, filed with the SEC on November 17, 2023)

10.48

Employment Agreement by and between Heart Test Laboratories, Inc. and Danielle Watson, dated October 15, 2021 (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1 filed October 16, 2023)

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

Heart Test Laboratories, Inc.

Date: December 14, 2023	By:	/s/ Andrew Simpson
	Name:	Andrew Simpson
	Title:	President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)

Date: December 14, 2023	By:	/s/ Danielle Watson
	Name:	Danielle Watson
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)