Form 10-Q
period 2024-01-31
Heart Test Laboratories, Inc.
filed 2024-03-14
CIK 1468492

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

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

As of March 14, 2024, the registrant had 65,561,630 shares of Common Stock outstanding.

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
•
our ability to further advance the development of the MyoVista, our 12-lead electrocardiograph (“ECG”) device that also incorporates an additional proprietary AI-ECG algorithm that we have been designing to detect cardiac dysfunction, and future potential products;
•
our ability to develop a cloud-based hardware agnostic platform and to develop and incorporate AI-ECG algorithms on that platform;
•
our ability to launch sales of the MyoVista, cloud platform and AI-ECG algorithms or any future potential products into the U.S.;
•
our assessment of the potential of the MyoVista, cloud platform and AI-ECG algorithms and any future potential products;
•
our planned level of capital expenditures and liquidity;
•
our plans to continue to invest in research and development to develop technology for new products;
•
our ability to continue to meet the continued listing requirements of Nasdaq (as defined below);
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

i

HEART TEST LABORATORIES, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Heart Test Laboratories, Inc.

Condensed Balance Sheets

	January 31,	April 30,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,076,497	$1,660,467
Accounts receivable	14,700	—
Inventory	670,278	676,359
Prepaid expenses	233,322	143,460
Other current assets	40,374	40,374
Deferred offering costs	655,579	175,921
Total current assets	8,690,750	2,696,581

Property and equipment, net	58,393	61,428
Intangible assets, net	1,568,818	-
Right-of-use assets, net	482,743	529,224
TOTAL ASSETS	$10,800,704	$3,287,233

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$415,076	$631,369
Accrued expenses	584,427	623,391
Operating lease liabilities, current	98,319	29,535
Current portion of notes payable	500,000	500,000
Other current liabilities	108,187	48,596
Total current liabilities	1,706,009	1,832,891

LONG-TERM LIABILITIES
Notes payable	—	500,000
Accrued expenses	—	187,450
Operating lease liabilities, long-term portion	460,859	536,335
Total long-term liabilities	460,859	1,223,785
TOTAL LIABILITIES	2,166,868	3,056,676

COMMITMENTS AND CONTINGENCIES (NOTE 2, 5, and 8)
STOCKHOLDERS' EQUITY
Series A, B, and C convertible preferred stock, $0.001 par value, 20,000,000 shares authorized and 620,000 designated; 380,440 shares issued and outstanding as of January 31, 2024 and 380,871 shares issued and outstanding as of April 30, 2023.	380	381
Common Stock, $0.001 par value, 500,000,000 shares authorized; 63,611,630 shares issued and outstanding as of January 31, 2024 and 10,118,440 shares issued and outstanding as of April 30, 2023.	63,611	10,118
Additional paid-in capital	74,086,087	60,977,256
Accumulated deficit	(65,516,242)	(60,757,198)
TOTAL STOCKHOLDERS' EQUITY	8,633,836	230,557
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,800,704	$3,287,233

The accompanying notes are an integral part of these condensed unaudited financial statements.

Heart Test Laboratories, Inc.

Condensed Statements of Operations (Unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2024	2023	2024	2023

Revenue	$14,700	$1,950	$18,600	$5,150

Cost of sales	4,561	760	6,081	2,796

Gross margin	10,139	1,190	12,519	2,354

Operating expenses:
Research and development	509,507	643,258	1,832,442	1,926,432
Selling, general and administrative	1,026,014	667,235	2,606,057	2,590,227
Total operating expenses	1,535,521	1,310,493	4,438,499	4,516,659

Loss from operations	(1,525,382)	(1,309,303)	(4,425,980)	(4,514,305)

Other income (expense)
Interest expense	(118,445)	(32,805)	(333,143)	(209,217)
Other expense	—	(7)	—	—
Other income	16	—	79	1,593
Total other (expense) income	(118,429)	(32,812)	(333,064)	(207,624)

Net loss	$(1,643,811)	$(1,342,115)	$(4,759,044)	$(4,721,929)

Net loss per share, basic and diluted	$(0.03)	$(0.16)	$(0.19)	$(0.64)

Weighted average common shares outstanding, basic and diluted	53,792,741	8,240,798	25,201,024	7,371,764

The accompanying notes are an integral part of these condensed unaudited financial statements.

Heart Test Laboratories, Inc.

Condensed Statements of Stockholders' Equity (Deficit) (Unaudited)

Three Month Periods Ended January 31, 2024 and 2023

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Total Convertible Preferred	Common Stock		Additional Paid-in	Accumulated	Total Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Shares	Amount	Capital	Deficit	Deficit

BALANCE AT OCTOBER 31, 2023	—	$—	—	$—	380,440	$380	$380	11,213,438	$11,213	$62,211,156	$(63,872,431)	$(1,649,682)

Sale of Common Stock, net of fees	—	—	—	—	—	—	—	40,762,051	40,762	9,136,175	—	9,176,937

Issuance of Common Stock upon conversion of debt	—	—	—	—	—	—	—	6,781,288	6,781	1,016,069	—	1,022,850

Issuance of Common Stock for acquired assets	—	—	—	—	—	—	—	4,854,853	4,855	1,523,576	—	1,528,431

Warrants issued to nonemployees	—	—	—	—	—	—	—	—		103,019	—	103,019

Stock based compensation - management & other employees	—	—	—	—	—	—	—	—	—	96,092	—	96,092

Net loss	—	—	—	—	—	—	—	—	—	—	(1,643,811)	(1,643,811)

BALANCE AT JANUARY 31, 2024	—	$—	—	$—	380,440	$380	$380	63,611,630	$63,611	$74,086,087	$(65,516,242)	$8,633,836

BALANCE AT OCTOBER 31, 2022	—	$—	—	$—	403,228	$403	$403	8,210,503	$8,210	$58,856,785	$(57,782,722)	$1,082,676

Common Stock issued upon exercise of pre-funded warrants	—	—	—	—	—	—	—	139,356	139	(125)	—	14
												-
Stock based compensation - management & other employees	—	—	—	—	—	—	—	—	—	1,513		1,513

Net loss	—	—	—	—	—	—	—	—	—	—	(1,342,115)	(1,342,115)

BALANCE AT JANUARY 31, 2023	—	$—	—	$—	403,228	$403	403	8,349,859	$8,349	$58,858,173	$(59,124,837)	$(257,912)

The accompanying notes are an integral part of these condensed unaudited financial statements.

Heart Test Laboratories, Inc.

Condensed Statements of Stockholders' Equity (Deficit) (Unaudited)

Nine Month Periods Ended January 31, 2024 and 2023

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Total Convertible Preferred	Common Stock		Additional Paid-in	Accumulated	Total Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Shares	Amount	Capital	Deficit	Deficit

BALANCE AT APRIL 30, 2023	—	$—	—	$—	380,871	$381	$381	10,118,440	$10,118	$60,977,256	$(60,757,198)	$230,557

Sale of Common Stock, net of fees	—	—	—	—	—	—	—	41,746,415	41,746	9,807,085	—	9,848,831

Issuance of Common Stock for consulting services	—	—	—	—	—	—	—	108,696	109	99,891	—	100,000

Issuance of Common Stock upon conversion of debt	—	—	—	—	—	—	—	6,781,288	6,781	1,016,069	—	1,022,850

Issuance of Common Stock for acquired assets	—	—	—	—	—	—	—	4,854,853	4,855	1,523,576	—	1,528,431

Common Stock issued upon conversion of Series C Convertible Preferred Stock	—	—	—	—	(431)	(1)	(1)	1,938	2	(1)	—	—

Warrants issued to non-employees	—	—	—	—	—	—	—			335,633	—	335,633

Stock based compensation - management & other employees	—	—	—	—	—	—	—	—	—	326,578	—	326,578

Net loss	—	—	—	—	—	—	—	—	—	—	(4,759,044)	(4,759,044)

BALANCE AT JANUARY 31, 2024	—	$—	—	$—	380,440	$380	$380	63,611,630	$63,611	$74,086,087	$(65,516,242)	$8,633,836

BALANCE AT APRIL 30, 2022	10,000	$10	10,000	$10	463,265	$463	$483	3,323,942	$3,323	$48,343,305	$(54,402,908)	$(6,055,797)

Sale of Common Stock and warrants, net of fees	—	—	—	—	—	—	—	1,500,000	1,500	5,193,240	—	5,194,740

Common Stock issued upon conversion of $1.5M Notes	—	—	—	—	—	—	—	909,071	909	1,499,091	—	1,500,000

Common Stock issued upon conversion of Bridge Notes and accrued interest	—	—	—	—	—	—	—	1,544,114	1,544	3,617,160	—	3,618,704

Common Stock issued upon conversion of Series A and B Convertible Preferred Stock	(10,000)	(10)	(10,000)	(10)	—	—	(20)	703,290	703	(683)	—	—

Common Stock issued upon conversion of Series C Convertible Preferred Stock	—	—	—	—	(60,037)	(60)	(60)	230,086	231	(171)	—	—

Common Stock issued upon exercise of pre-funded warrants	—	—	—	—	—	—	—	139,356	139	(125)	—	14

Stock based compensation - management & other employees	—	—	—	—	—	—	—	—	—	149,153	—	149,153

Warrants issued to non-employees	—	—	—	—	—	—	—	—	—	57,203	—	57,203

Net loss	—	—	—	—	—	—	—	—	—	—	(4,721,929)	(4,721,929)

BALANCE AT JANUARY 31, 2023	—	$—	—	$—	403,228	$403	403	8,349,859	$8,349	$58,858,173	$(59,124,837)	$(257,912)

The accompanying notes are an integral part of these condensed unaudited financial statements.

Heart Test Laboratories, Inc.

Statements of Cash Flows (Unaudited)

	Nine months ended January 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,759,044)	$(4,721,929)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	18,691	20,090
Amortization of debt discounts and deferred financing costs	103,595	61,381
Stock-based compensation	326,578	149,153
Warrants issued to non-employees	335,633	—
Gain on settled accounts payable	—	(81,200)

Changes in current assets and liabilities:
Accounts receivable	(14,700)	2,321
Inventory	6,081	(2,770)
Prepaid and other current assets	327,103	270,387
Intangibles	(40,388)	—
Deferred offering costs	(479,658)	236,353
Accounts payable	(216,293)	427,142
Accrued liabilities	(141,407)	(272,800)
Net cash used in operating activities	(4,533,809)	(3,911,872)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(15,656)	(10,716)
Net cash used in investing activities	(15,656)	(10,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock in IPO, net of fees	—	5,194,740
Issuance of warrants in IPO	—	17,250
Issuance of Common Stock for exercise of pre-funded warrants	—	14
Issuance of Common Stock, net of fees	9,848,831	—
Proceeds from shareholder note, net	334,249	—
Principal repayments of finance lease obligations	(217,585)	(276,724)
Net cash provided by investing activities	9,965,495	4,935,280

Net change in cash and cash equivalents during the period	5,416,030	1,012,692
Cash and cash equivalents, beginning of period	1,660,467	918,260
Cash and cash equivalents, end of period	$7,076,497	$1,930,952

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Issuance of Common Stock for $1.5M Note conversions	$-	$1,500,000
Issuance of Common Stock for Bridge Note and accrued interest conversions	$-	$3,618,704
Issuance of Common Stock for Series A and B Preferred Stock conversions	$-	$703
Issuance of Common Stock for Series C Preferred Stock conversions	$2	$231
Issuance of Common Stock as consideration for consulting services	$100,000	$-
Issuance of Common Stock as consideration for note conversions	$1,022,850	$-
Issuance of Common Stock as consideration for acquired intangible assets	$1,528,431	$-
Warrants issued as underwriter compensation	$-	$39,953
Financed insurance premiums	$277,176	$445,638
Operating lease assets obtained in exchange for lease obligations	$-	$549,227

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

HeartSciences’ initial focus is on applying novel technology to extend the clinical indications for use of an electrocardiograph (“ECG”) device. HeartSciences’ first product candidate, the MyoVista, is a resting 12-lead ECG that will incorporate HeartSciences’ first AI-based algorithm that is being developed for use in a wide range of clinical settings and is designed to provide diagnostic information to a qualified healthcare professional on cardiac dysfunction which has traditionally only been provided using cardiac imaging. In addition, the MyoVista provides conventional ECG information. The Company plans to market its device, both domestically and internationally to various hospitals, clinics, and medical centers and manufacture the devices using outsourced production facilities. Additionally, the Company is developing a cloud-based platform to provide access to a range of AI-based ECG cardiovascular algorithms (an “AI-ECG”) on an ECG hardware agnostic basis (the “Cloud Platform”) and, in the future, intends to incorporate additional AI-ECG algorithms in the MyoVista. To date the Company has had small amounts of revenue from key opinion leader engagement and establishment of distributor relationships outside the United States during the development and product improvement phase of the MyoVista. The Company is preparing to seek U.S. Food and Drug Administration (“FDA”) clearance of the MyoVista in calendar year 2024.

Note 2. Liquidity, Going Concern and Other Uncertainties

The Company is subject to a number of risks similar to those of early-stage companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the need to obtain additional capital, competition from larger companies, and other technologies.

The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. At January 31, 2024 and April 30, 2023, the Company had an accumulated deficit of $65.5 million and $60.8 million, respectively. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

In March 2023, the Company entered into a purchase agreement and a registration rights agreement with an institutional investor, providing for the sale, from time to time at the discretion of the Company, of up to $15.0 million of the Company’s common stock, $0.001 par value per shares (“Common Stock”), over the thirty-six (36) month term of the purchase agreement (the “Equity Line”). As of January 31, 2024, the Company has issued and sold an aggregate 1,864,522 shares of Common Stock, including 100,000 commitment shares, under the Equity Line and received proceeds of approximately $1.1 million (see Note 5). Subsequent to January 31, 2024 and through the date of this filing, the Company sold 1.4 million shares of Common Stock under the Equity Line, receiving proceeds of approximately $165,000.

In September 2023, the Company entered into an Equity Distribution Agreement (the “EDA”) with an institutional investor, pursuant to which the Company may offer and sell an aggregate of up to $3.25 million of its shares of Common Stock in at-the-market offerings (“ATM Facility”). In November 2023, the EDA was further amended increasing the aggregate amount of Common Stock that may be sold under the ATM Facility from $3.25 million to up to $15.0 million. The Company is eligible to sell up to approximately $11.0 million worth of shares of Common Stock as the aggregate market value of the Company's shares of Common Stock eligible for sale under the EDA is subject to limitations of General Instruction I.B.6 of Form S-3 until such time that the Company's public float equals or exceeds $75.0 million. In the event the aggregate market value of the Company’s outstanding Common Stock held by non-affiliates equals or exceeds $75.0 million, then the one-third limitation on sales set forth in General Instruction I.B.6 of Form S-3 shall not apply to additional sales made pursuant to the EDA. From inception through January 31, 2024, the Company has issued and sold an aggregate 40,359,917 shares of Common Stock and received net proceeds of approximately $9.2 million, after banker fees, legal fees and other costs under the ATM Facility (see Note 5). Subsequent to January 31, 2024 and through the date of this filing, the Company sold 550,000 shares of Common Stock under the ATM Facility, receiving net proceeds of approximately $78,000 (see Note 9).

Based on the Company’s forecasts and cashflow projections, management believes that current resources would be insufficient to fund operations to achieve commercialization. Additionally, the FDA can delay, limit or deny clearance of a medical device for many reasons outside the Company’s control which may involve substantial unforeseen costs.

The Company's continued operations will depend on its ability to raise additional capital through various potential sources, such as equity and/or debt financings and strategic relationships. Management expects no material commercial revenue in Fiscal 2024.

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

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the U.S. Securities and Exchange Commissions (“SEC”) and have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. In the opinion of management, the unaudited interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results of operations for the periods presented. The interim operating results are not necessarily indicative of results that may be expected for any subsequent period. The accompanying unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the 2023 Annual Report on Form 10-K.

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

Inventory

All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis. Selling, general, and administrative expenses are not inventoried, but are charged to expense when incurred. The following is a summary of the Company’s inventories at January 31, 2024 and April 30, 2023:

	January 31,	April 30,
	2024	2023
Raw materials	$322,996	$322,996
Sub-assemblies	341,355	347,436
Work in progress	21,741	21,741
Finished goods	28,662	28,662
Reserve for obsolescence	(44,476)	(44,476)
Total Inventory	$670,278	$676,359

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

The following is a summary of the Company’s property and equipment at January 31, 2024 and April 30, 2023:

	January 31,	April 30,
	2024	2023
Equipment	$413,576	$397,920
Furniture & fixtures	102,563	102,563
Leasehold improvements	32,812	32,812
Total	548,951	533,295
Less: Accumulated depreciation	(490,558)	(471,867)
Property and equipment, net	$58,393	$61,428

Deferred Offering Costs

The Company capitalizes certain legal, professional, and other-third party charges, related to capital raises through a sale of Common Stock in its IPO or other ongoing equity financings, as deferred offering costs until fully consummated. On October 16, 2023, the Company filed a registration statement on Form S-1, as amended, which has not yet been declared effective by the SEC. These costs are deferred until the completion of the offerings at which time they are reclassified to additional paid-in-capital as a reduction of the offering proceeds. If the Company terminates the planned offering or there is a significant delay, all of the deferred offering costs will be written off to operating expenses.

In March, 2023, the Company entered into the Equity Line. Deferred offering costs associated with the Equity Line are reclassified to additional paid in capital on a pro-rata basis over the term of the agreement.

In September 2023, the Company entered into an EDA to sell its Common Stock under the ATM Facility. Deferred offering costs associated with the ATM Facility are reclassified to additional paid in capital on a pro-rata basis.

As of January 31, 2024 and April 30, 2023, $655,579 and $175,921 of deferred offering costs were capitalized on the balance sheet, respectively.

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

Management’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The carrying amounts of the Company’s financial instruments, which primarily include cash and cash equivalents, accounts payable and accrued expenses, approximate their fair values due to their short-term nature. The carrying amounts of the Company’s existing notes payable approximate their fair values at the stated interest rates and are reflective of the prevailing market rates.

Long-Lived Assets

Long-lived assets, such as equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is determined to not be recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent the carrying amount exceeds its fair value.

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

For stock options issued to employees and non-employees where vesting is contingent upon a service period, the fair value of stock-based awards is recognized as compensation expense over the requisite service period, which is defined as the period during which an employee is required to provide service in exchange for an award. The Company uses a straight-line attribution method for all grants that include only a service condition. For stock options issued to employees and non-employees were vesting is contingent upon meeting performance criteria, the fair value of the stock-based awards vests when the performance criteria has been met. The Company accounts for forfeitures when they occur. Stock-based compensation expense recognized in the financial statements is reduced by actual awards forfeited.

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

Common Stock Warrants

The Company has issued warrants, which allow the warrant holder to purchase one share of stock at a specified price for a specified period of time. The Company records equity instruments including warrants based on the fair value at the date of issue. The fair value of warrants classified as equity instruments at the date of issuance is estimated using the Black-Scholes model and is recorded to additional paid-in-capital.

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

The Company did not recognize material revenues during the three and nine month periods ended January 31, 2024 and 2023. The Company’s revenues do not require significant estimates or judgments. The Company is not a party to contracts that include multiple performance obligations or material variable consideration. As of January 31, 2024 and April 30, 2023, the Company did not have any contract assets or liabilities from contracts with customers and there were no remaining performance obligations that the Company had not satisfied.

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

Accruals for uncertain tax positions are provided for in accordance with applicable accounting standards. The Company may recognize the tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns.

Based on its analysis, management has determined that it has not incurred any liability for unrecognized tax benefits as of January 31, 2024 and April 30, 2023.

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

Note 4. Debt

Debt consists of the following:

	January 31,	April 30,
	2024	2023
$1M Notes	$500,000	$1,000,000
Less: current maturities	(500,000)	(500,000)
Notes payable, long-term	$—	$500,000

$1M Notes and Loan and Security Agreement

In April 2020, the Company entered into a loan and security agreement (the “$1M Loan and Security Agreement”) pursuant to which a secured promissory note in the original principal amount of $500,000 (the “FRV Note”) was issued to each of Front Range Ventures LLC (“FRV”) and John Q. Adams (the “JQA Note”), who were both shareholders of the Company at the time of issuance. John Q. Adams was also a director of the Company at the time of entering into the $1M Loan and Security Agreement. Each party committed to lend a principal amount of $500,000, totaling $1,000,000, and the loan was drawn in three installments of $300,000 upon execution of the loan agreement, $350,000 on or about July 2, 2020 and $350,000 on or about September 4, 2020. The loan accrued interest at a rate of 12% per annum, compounded annually, payable at maturity. The Company is also required to pay default interest at a rate of 18% per annum, compounded annually, on any unpaid amounts after the applicable due date until the loan amounts are fully re-paid. The loan is collateralized by substantially all of the Company’s assets and intellectual property, except for the secured interest on the covered technology as discussed in Note 8.

The loan had an original maturity date of September 30, 2021, which was amended in September 2021 making the note repayable on demand. The loan was amended in November 2021, extending the maturity to September 30, 2022; further amended in May 2022 to extend the maturity to September 30, 2023; amended again in January 2023 to (i) further extend the maturity date of the FRV Note to September 30, 2024, on which date the principal amount and all accrued interest thereon would be due and payable; and (ii) amend the dates on which principal and accrued interest was due under the JQA Note, such that interest accrued since June 28, 2022 would be due and payable on September 30, 2023, and the principal amount together with all accrued interest after September 30, 2023 would be due and payable on March 31, 2024.

In connection with the amendment in May 2022, the Company agreed to pay Mr. Adams all accrued but unpaid interest on his note prior to September 30, 2022. In June 2022, the Company paid approximately $126,000 in accrued interest to Mr. Adams.

In October 2023, the Company issued to FRV and Mr. Adams warrants (“$1M Lender Warrants”) to purchase an aggregate of 200,000 shares of Common Stock as consideration for the extension of the interest maturity date to one lender.

On November 16, 2023, the Company entered into a note conversion letter agreement with John Q. Adams (the “Adams Note Conversion Letter Agreement”). Pursuant to the Adams Note Conversion Letter Agreement, in consideration for the conversion of the principal and interest in the amounts of $585,006 due under the JQA Note, on November 16, 2023, the Company: (1) issued 3,656,288 shares of Common Stock to Mr. Adams; and (2) entered into a Adams Warrant Amendment (as defined below) with Mr. Adams, amending the $1M Lender Warrants to reduce the exercise price of an aggregate of 107,575 $1M Lender Warrants to $0.16 per share (the “Adams Warrant Amendment”). See further discussion in Note 5.

As of January 31, 2024 and April 30, 2023, accrued interest was approximately $248,000 and $238,000, respectively, and is included in accrued expenses in the accompanying condensed balance sheets.

MSW Note

On September 6, 2023, the Company entered into a Senior Unsecured Promissory Drawdown Loan Note (the “MSW Note”) with Matthews Holdings Southwest, Inc., (“MSW”). The MSW Note provided for an unsecured drawdown loan of up to $1.0 million, drawn in installments consisting of (i) $250,000 on or prior to September 8, 2023, (ii) $250,000 on or prior to September 20, 2023, and (iii) further drawdowns of up to $500,000 in such amounts and such times to be mutually agreed upon between the Company and MSW.

In September 2023, the Company drew $0.5 million under the MSW Note and issued warrants in lieu of a facility fee to purchase 500,000 shares of Common Stock exercisable at $1.00 per share, warrants to purchase 250,000 shares of Common Stock exercisable at $1.25 per share, and warrants to purchase 250,000 shares of Common Stock exercisable at $1.50 per share.

On November 16, 2023, the Company entered into a note conversion letter agreement with the MSW (the “MSW Note Conversion Letter Agreement”). Pursuant to the MSW Note Conversion Letter Agreement, in consideration for the conversion of the aggregate amount of $500,000 due under the MSW Note, on November 16, 2023, the Company (i) issued to MSW 3,125,000 shares of Common Stock at a conversion price of $0.16 per share; and (ii) entered into a MSW Warrant Amendment with MSW, amending the warrants to reduce the exercise price of an aggregate of 1,000,000 warrants to $0.16 per share (the “MSW Warrant Amendment”). See further discussion in Note 5. In accordance with the terms, no interest was payable as the note converted prior to maturity.

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

At January 31, 2024 and April 30, 2023, there were 380,440 and 380,871 shares of Series C Preferred Stock outstanding, respectively.

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

During the nine months ended January 31, 2024, 431 shares of Series C Preferred Stock converted into 1,938 shares of Common Stock at a conversion ratio of 4.4981 shares of Common Stock for each share of Series C Preferred Stock. At January 31, 2024, the Series C Preferred Stock were convertible into 6,366,520 shares of Common Stock at a conversion price of $1.49 per share.

At March 14, 2024, the outstanding shares of Series C Preferred Stock were convertible into 6,513,456 shares of Common Stock at a conversion price of $1.46 per share.

Common Stock

The Company’s Certificate of Formation, as amended, authorizes 500,000,000 shares of Common Stock with a par value of $0.001 per share. As of January 31, 2024 and April 30, 2023, the Company had issued 63,611,630 and 10,118,440 shares of Common Stock, respectively.

During the nine months ended January 31, 2024, the Company issued 53,493,190 shares of Common Stock, as set forth in the below table:

Number of Shares
Issuance of Common Stock under Equity Line	1,386,498
Issuance of Common Stock under ATM Facility	40,359,917
Issuance of Common Stock for note conversions	6,781,288
Issuance of Common Stock pursuant to MTS Transaction (see Note 8)	4,854,853
Issuance of Common Stock as payment for consulting services rendered	108,696
Conversion of Series C Preferred Stock to Common Stock	1,938
Common Stock issued during the nine months ended January 31, 2024	53,493,190

Summary table of Common Stock share transactions:
Balance at April 30, 2023	10,118,440
Issued in Fiscal 2024	53,493,190
Balance at January 31, 2024	63,611,630

On March 10, 2023, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) providing for the purchase, from time to time at the Company’s discretion, of up to $15.0 million of the Company’s Common Stock, over the thirty-six (36) month term of the purchase agreement. The agreement allows the Company, at its sole discretion, to direct Lincoln Park to purchase shares of Common Stock, subject to limitations in both volume and dollar amount. The purchase price of the shares that may be sold to Lincoln Park under the agreement is the lower of (i) the lowest sale price on the date of purchase, or (ii) the average of the three lowest closing prices in the prior ten business days. Concurrently with the purchase agreement, the Company entered into a registration rights agreement, pursuant to which the Company filed a registration statement on Form S-1 with the SEC on March 22, 2023. The registration statement was declared effective by the SEC on April 10, 2023. During the nine months ended January 31, 2024, the Company issued 1,386,498 shares of Common Stock to Lincoln Park receiving approximately $0.7 million in proceeds.

On September 18, 2023, the Company entered into an EDA with Maxim Group LLC as sales agent pursuant to which the Company may offer and sell up to $3.25 million shares of Common Stock under the ATM Facility. The shares may be issued and sold from time to time through or to the placement agent acting as sales agent or principal pursuant to our shelf registration statement on Form S-3 (the “Shelf S-3”), as filed with the SEC on September 18, 2023. The $3.25 million shares comprised of Common Stock that may be offered, issued and sold under the at-the-market offering prospectus is included in the $50.0 million of securities that may be offered, issued, and sold by the Company under the base prospectus of the Shelf S-3. The Shelf S-3 was declared effective by the SEC on September 28, 2023.

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

During the nine months ended January 31, 2024, the Company issued 40,359,917 shares of Common Stock under the ATM Facility, receiving net proceeds of approximately $9.2 million after Maxim fees, legal fees and other costs.

During the nine months ended January 31, 2024, the Company issued 108,696 shares of Common Stock as consideration for consulting services.

During the nine months ended January 31, 2024, the Company issued 6,781,288 shares of Common Stock as consideration for the conversion of the MSW Note and the JQA Note (see Note 4).

In November 2023, the Company issued 4,854,853 shares of Common Stock as consideration for certain license agreements with Icahn School of Medicine at Mount Sinai (“Mount Sinai”) (see Note 8).

The holders of Common Stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the board of directors, subject to the rights of holders of Preferred Stock outstanding. No dividends were declared as of or through the nine months ended January 31, 2024 and the year ended April 30, 2023.

Common Stock Warrants

The Company has issued warrants to investors in connection with funding or for services rendered and these warrants are convertible into a number of shares of the Company’s Common Stock for a period of 5 years from the date of issuance.

The following is a summary of warrant activity during the nine months ended January 31, 2024:

	Warrants Outstanding and Exercisable	Exercise Price Per Share	Weighted Average Strike Price per Share
Balance, April 30, 2023	2,590,342	$0.00001-$15.18	$3.73
Issued	3,079,753	$0.00001-$0.73	$0.24
Cancelled	(16,314)	$3.47-$15.18	-
Balance, January 31, 2024	5,653,781	$0.00001-$8.25	$1.82

In September 2023, the Company issued warrants in lieu of a facility fee under the MSW Note to purchase 500,000 shares of Common Stock exercisable at $1.00 per share, warrants to purchase 250,000 shares of Common Stock exercisable at $1.25 per share, and warrants to purchase 250,000 shares of Common Stock exercisable at $1.50 per share. On November 16, 2023, pursuant to the MSW Warrant Amendment, the exercise price of the warrants were reduced to $0.16 per share. See further discussion in Note 4.

In September 2023, the Company issued warrants to purchase up to 15,000 shares of Common Stock, at an exercise price of $0.73 per share, to a consultant of the Company as consideration for services rendered to the Company.

In October 2023, the Company issued $1M Lender Warrants to FRV and John Q. Adams to purchase an aggregate of 200,000 shares of Common Stock at an exercise price of $0.44. On November 16, 2023, pursuant to the Adams Warrant Amendment, the exercise price of the warrants issued to Mr. Adams were reduced to $0.16 per share. See further discussion in Note 4.

In November 2023, the Company issued warrants to purchase up to 240,000 shares of Common Stock, at an exercise price of $0.17 per share, to consultants of the Company as consideration for services rendered to the Company.

In November 2023, the Company issued pre-funded warrants to purchase up to 710,605 shares of Common Stock, with an exercise price per share of $0.00001 and warrants to purchase up to 914,148 shares of Common Stock, having an exercise price per share equal to $0.5060 to Mount Sinai. See further discussion in Note 8.

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

2023 Equity Incentive Plan

On March 15, 2023, the Company's Board of Directors adopted the 2023 Equity Incentive Plan (as amended, the “Equity Incentive Plan”), subject to shareholder approval. The Equity Incentive Plan provides for the grant of nonstatutory stock options, incentive stock options, restricted stock, restricted stock units, performance units, performance shares, and other share-based awards. Pursuant to the Equity Incentive Plan, the Company is authorized to issue up to 2,500,000 shares of Common Stock plus (i) any shares of our Common Stock subject to options that expire or otherwise terminate without having been exercised in full, are tendered to or withheld by us for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by us due to failure to vest, with the maximum number of shares of Common Stock to be added to the Equity Incentive Plan under this clause (ii) equal to 832,195 shares of Common Stock.

On November 27, 2023, the Company's Board of Directors approved and entered into Amendment No. 1 to the Equity Incentive Plan, subject to shareholder approval, to increase the initial number of shares currently issuable under the Plan from 2,500,000 shares to 8,500,000 shares.

The Company's shareholders approved the Equity Incentive Plan at the annual shareholder meeting held on January 17, 2024.

In January 2024, the Company granted 150,000 stock options to a board advisor of the Company. The stock options, which have an exercise price of $0.13, will expire in January 2034 and vest on a quarterly basis beginning March 2024. There were no stock options granted during the nine month period ended January 31, 2023.

The following is a summary of service-based stock option activity during the nine months ended January 31, 2024:

	Number of Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Outstanding - April 30, 2023	1,182,912	$3.29	8.6
Granted	150,000	0.13	10.0
Options forfeited	(114,545)	13.11	—
Outstanding - January 31, 2024	1,218,367	$1.98	8.6

Non-vested at January 31, 2024	970,326	$0.84	9.3
Vested at January 31, 2024	248,041	$6.41	5.8

The following is a summary of performance-based stock option activity during the nine months ended January 31, 2024:

	Number of Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Outstanding - April 30, 2023	578,207	$5.17	7.8
Options forfeited	(11,667)	12.21	—
Outstanding - January 31, 2024	566,540	$5.03	6.2

Non-vested at January 31, 2024	377,588	$6.21	6.0
Vested at January 31, 2024	188,952	$2.67	6.5

Management estimates the fair values of stock options using the Black-Scholes option-pricing model on the date of grant. For the nine months ended January 31, 2024, the assumptions used in the Black-Scholes option pricing model, which was used to estimate the grant date fair value per option, was as follows:

Risk free interest rate	4.1%
Volatility	85.8%
Dividend yield	—
Expected term (years)	5.0

During the nine months ended January 31, 2024 and 2023, the Company recognized stock based compensation for stock options of $326,578 and $149,153, respectively. As of January 31, 2024, there was approximately $0.2 million of unrecognized compensation costs related to non-vested service-based Common Stock options and approximately $1.6 million of unrecognized compensation costs related to non-vested performance-based Common Stock options.

Note 7. Income Taxes

The tax effects of temporary differences and carry-forwards that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	January 31,	April 30,
	2024	2023
Deferred tax assets (liabilities):

Net operating loss carryforwards	$10,965,829	$9,701,650
Start-up costs	859,188	934,999
Stock option and warrant payments	677,732	538,669
Accumulated depreciation	(3,282)	(3,111)
Research and development credits	255,600	255,600
Research and development warrants	21,488	21,488
Total deferred tax assets, net	12,776,555	11,449,295
Valuation Allowance	(12,776,555)	(11,449,295)
Net Deferred Tax Assets	$—	$—

For the nine months ended January 31, 2024 and the year ended April 30, 2023, the Company’s cumulative net operating loss for federal income tax purposes was approximately $52 million and $46 million, respectively. The net operating loss, subject to limitations, may be available in future tax years to offset taxable income. The net operating loss carry-forward will begin to expire in year 2028.

Federal and state tax laws impose restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership as defined by the Internal Revenue Code (the "Code"), Section 382. Under Section 382 of the Code, substantial changes in ownership and the ownership of acquired companies may limit the amount of net operating loss carryforwards that are available to offset taxable income. The annual limitation would not automatically result in the loss of net operating loss carryforwards but may limit the amount available in any given future period.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and therefore, a full valuation allowance has been recorded at January 31, 2024 and April 30, 2023.

Note 8. Commitments and Contingencies

Operating Leases

The Company has a long-term operating lease for office, industrial, and laboratory space which was entered into in May 2017. On September 27, 2022, the Company entered into the First Amendment to Lease (the “Lease Amendment”), which amended the Lease Agreement to document the exercise of its option to extend the term of the lease for an additional 64 months, commencing February 1, 2023, and expiring on May 31, 2028 (the “Extension Term”). Pursuant to the amendment, the Company will pay initial monthly payments of $13,129, beginning February 2023, subject to 3% annual increases. Rent expense for the nine months ended January 31, 2024 was approximately $111,000.

The Company records right-of-use assets and liabilities at the present value of the fixed lease payments over the term at the commencement date. The Company uses its incremental borrowing rate of 12% to determine the present value of the lease as the rate implicit in the lease is typically not readily available.

Information related to the Company’s right-of-use assets and lease liabilities consist of the following:

January 31,
2024
Right-of-use assets	$482,743

Lease liabilities, current	98,319
Lease liabilities, net of current portion	460,859
Total lease liabilities	$559,178

Weighted average remaining term (in years)	4.3
Weighted average discount rate	12%

As of January 31, 2024, future maturities of lease liabilities due under lease agreements for the fiscal year ended are as follows:

April 30, 2024	$39,389
April 30, 2025	161,167
April 30, 2026	165,190
April 30, 2027	169,307
April 30, 2028	173,559
Thereafter	14,493
Subtotal	723,105
Less imputed interest	(163,927)
Total operating lease liabilities	$559,178

Litigation

From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of business. The Company does not believe that the outcome of those matters will have a material adverse effect to the financial position, operating results or cash flows. However, there can be no assurance such legal proceedings will not have a material impact.

The Company is not aware of any material claims outstanding or pending against the Company as of January 31, 2024.

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

Collaboration Agreements

Rutgers Collaboration Agreement

On November 29, 2022, the Company entered into a multi-year Collaboration Agreement with Rutgers, The State University of New Jersey, to develop AI-ECG algorithms for new or improved ECG indications.

Mount Sinai Collaboration Agreement

On September 20, 2023, the Company entered into multiple definitive license agreements (each a “License Agreement” and collectively, the “License Agreements”) with Mount Sinai to commercialize a range of AI cardiovascular algorithms developed by Mount Sinai as well as a memorandum of understanding for ongoing cooperation encompassing de-identified data access, on-going research, and the evaluation of the MyoVista. The License Agreements, of which there are eleven in total, cover rights to thirteen AI cardiovascular algorithms, two data science methods for use with ECG waveforms and three filed patents.

On November 15, 2023, we closed the transactions contemplated under the Mount Sinai Securities Purchase Agreement and the licenses under the License Agreements, which became effective on that date. On November 16, 2023 and pursuant to the Mount Sinai Securities Purchase Agreement, we issued to Mount Sinai the following:

•
4,854,853 shares of Common Stock (the “Consideration Shares”);
•
pre-funded warrants to purchase up to 710,605 shares of Common Stock, with an exercise price per share of $0.00001, which warrants were issued in lieu of shares of Common Stock issuable to Mount Sinai to ensure that the number of shares of Common Stock held by Mount Sinai does not exceed the Beneficial Ownership Limitation (the “MTS Pre-Funded Warrants”); and
•
Common stock warrants to purchase up to 914,148 shares of Common Stock, having an exercise price per share equal to $0.5060, (the “MTS Warrants” and collectively with the Consideration Shares and the MTS Pre-Funded Warrants, the “MTS Securities”).

On December 1, 2023, the Company satisfied all material closing conditions of the Mount Sinai Securities Purchase Agreement and the MTS Warrants thereafter became fully exercisable by Mount Sinai. Registration rights related to the MTS Securities provide that on or prior to the date of one hundred and fifty days (150) days after the closing date, the Company shall prepare and file with the SEC a Registration Statement on Form S-1 (or such other form as applicable) covering the resale under the Securities Act of the MTS Securities issued to Mount Sinai, subject to any limitations imposed by the Nasdaq Rules.

On March 5, 2024, the Company filed with the SEC a Registration Statement on Form S-1 registering the resale of the MTS Securities issued to Mount Sinai and the Registration Statement on Form S-1 was declared effective on March 13, 2024.

Note 9. Subsequent Events

Management has evaluated subsequent events after the balance sheet date of January 31, 2024, through the date of filing.

During February 2024, the Company sold 1.4 million shares of Common Stock under the Equity Line, receiving proceeds of approximately $165,000.

During February 2024, the Company sold 550,000 shares of Common Stock under the ATM Facility, received net proceeds of approximately $78,000.

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

Overview

We are a medical technology company focused on applying innovative AI-based technology to an ECG, also known as an “EKG,” to expand and improve an ECG’s clinical usefulness. Our objective is to make an ECG a far more valuable cardiac screening tool. HeartSciences’ first product candidate for FDA clearance, the MyoVista, is a resting 12-lead ECG that will incorporate HeartSciences’ first AI-based algorithm designed to provide diagnostic information related to cardiac dysfunction as well as conventional ECG information in the same test. We are also developing a cloud-based platform to provide access to a range of AI-based ECG cardiovascular algorithms (an “AI-ECG”) on an ECG hardware agnostic basis (the “Cloud Platform”) and, in the future, we intend to incorporate additional AI-ECG algorithms in the MyoVista. The AI-ECG algorithms are intended to provide diagnostic information which has traditionally required cardiac imaging. We believe, the combination of a device agnostic cloud platform and MyoVista would allow us to offer AI-ECG solutions across a wide range of healthcare settings from large heath systems through to frontline or point of care environments such as primary care. The initial revenue model for the MyoVista, which involves the use of the MyoVista hardware, associated software and consumables for each test, is expected to be “razor-razorblade” as the cable connection to the electrodes used with the MyoVista are proprietary to HeartSciences, and new electrodes are used for every test performed. As further algorithms are made commercially available via the MyoVista or the Cloud Platform we would expect to adopt revenue models based on algorithm usage and/or recurring subscriptions.

On September 20, 2023, we entered into multiple definitive license agreements (each a “License Agreement” and collectively, the “License Agreements”) with Mount Sinai to commercialize a range of AI-ECG algorithms covering a range of cardiovascular conditions developed by Mount Sinai as well as a memorandum of understanding for ongoing cooperation encompassing de-identified data access, on-going research, and the evaluation of the MyoVista. The License Agreements, of which there are eleven in total, cover rights to thirteen AI-ECG cardiovascular algorithms, two data science methods for use with ECG waveforms and three filed patents.

Neither the MyoVista hardware, the Cloud Platform, nor any of the AI-ECG algorithms, are cleared for marketing by the FDA and our future success is dependent upon receiving FDA clearances. Additional funding may be required as part of achieving FDA clearance and thereafter would be required to support the sales launch of the MyoVista into the U.S., provide working capital and support further research and development (“R&D”).

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

HeartSciences has designed or licensed algorithms designed to help address these limitations and extend the clinical capability of an ECG to detect cardiac dysfunction or specific cardiovascular disease types.

The first AI-ECG algorithm to be incorporated into the MyoVista has been designed by the Company and applies AI learning to the signal processed ECG signal to develop a proprietary algorithm designed to detect cardiac dysfunction caused by heart disease and/or age cardiac dysfunction. The FDA has now agreed to our proposal to adjust the echocardiographic measurement thresholds in respect of ≥60 year old patients to the FDA which reflects recent clinical findings and we believe will further increase the clinical value of this algorithm. We are in the process of updating our algorithm to reflect these updated echo measurement thresholds. The MyoVista has not yet received FDA clearance.

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

New Class II devices, such as the MyoVista, require FDA premarket review. The MyoVista along with its proprietary software and hardware is classified as a Class II medical device by the FDA. Premarket review and clearance by the FDA for these devices is generally accomplished through the 510(k) premarket notification process or De Novo classification request, or petition process. We previously submitted an FDA De Novo classification request in December 2019 and, following feedback and communications with the FDA during and since that submission, we have been making modifications to our device, including our proprietary algorithm. We have finished the patient recruitment and core lab work for our FDA validation study and have been undertaking device and algorithm development testing for a revised FDA submission. We had been planning a revised submission under the De Novo pathway, however, in December 2023 the FDA confirmed that we could submit the MyoVista for clearance under the 510(k) pathway following the grant by the FDA in August 2023, of an industry first De Novo clearance which created a new Class II product code for cardiovascular machine learning-based notification software. This was in respect of a hypertrophic cardiomyopathy algorithm and in late September 2023, the FDA cleared an algorithm for low ejection fraction (less than 40%) under the 510(k) pathway using this new product code. Accordingly, we are now preparing for a 510(k) FDA submission and are aiming for a clearance in the calendar year 2024. If successful, FDA clearance would provide us the ability to market and sell the MyoVista in the U.S. and additional funding would be required to support the sales launch of the MyoVista in the U.S., provide working capital and support further R&D.

To date we have had no discussions with the FDA regarding the Cloud Platform or Mount Sinai licensed AI-ECG algorithms although we generally expect the 510(k) pathway to be acceptable.

Recent Developments

Compliance with Nasdaq Listing Requirements

On December 21, 2022, we received notice from the Listing Qualifications Staff (“Staff”) of The Nasdaq Stock Market, LLC (“Nasdaq”), stating that we were not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market, under Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Requirement”), because our stockholders’ equity of $1,082,676 as reported in our Quarterly Report on Form 10-Q for the quarter ended October 31, 2022 was below the required minimum of $2.5 million, and because, as of October 31, 2022, we did not meet the alternative compliance standards, relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.

On August 2, 2023, we received a letter from the Staff indicating that, based upon the closing bid price of the Company’s Common Stock for the last 30 consecutive business days, the Company no longer met the requirement to maintain a minimum bid price of $1 per share (the “Minimum Bid Price Requirement”). In accordance with Nasdaq listing rules, we have until January 29, 2024 to regain compliance with the Minimum Bid Price Requirement. In the event we do not regain compliance during this period, we may be eligible to seek an additional 180 calendar day compliance period if we meet the Nasdaq continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the Minimum Bid Price Requirement, and provide written notice to Nasdaq of our intent to cure the deficiency during this second compliance period.

We attended an August 17, 2023 hearing before the Nasdaq Hearing Panel (the “Panel”), and requested the continued listing of its securities on the Nasdaq Capital Market pending our return to compliance with the Minimum Stockholder's Equity Requirement and Minimum Bid Price Requirement.

On November 22, 2023, we were formally notified by the Panel that we have demonstrated compliance with the Minimum Stockholders’ Equity Requirement. Pursuant to Nasdaq Listing Rule 5815(d)(4)(B), we will be subject to a Mandatory Panel Monitor through November 22, 2024.

On January 30, 2024, we received a letter from the Panel advising that we have been granted an additional 180-day extension to July 29, 2024, to regain compliance with the Minimum Bid Price Requirement.

Patents

In September 2023, we were issued a notice of patent allowance from the Brazilian Patent and Trademark Office and the United Arab Emirates Ministry of Economy covering MyoVista wavelet technology utilizing AI for early detection of heart disease.

In January 2024, we were issued a notice of patent allowance from the European Patent Office covering quantification by an ECG of key echocardiographic measures of heart function using AI methods.

In March 2024, we were granted a patent from the Canadian Intellectual Property Office covering MyoVista wavelet technology.

MSW Note

On September 7, 2023, we entered into the MSW Note with MSW for an unsecured drawdown loan of up to $1,000,000, drawn in installments consisting of (i) $250,000 on or prior to September 8, 2023, (ii) $250,000 on or prior to September 20, 2023, and (iii) further drawdowns of up to $500,000 in such amounts and such times to be mutually agreed upon between the Company and MSW. In September 2023, we drew down $0.5 million pursuant to the terms of the note and issued 1,000,000 warrants to purchase shares of Common Stock in lieu of a facility fee.

On November 16, 2023, we entered into the MSW Note Conversion Letter Agreement with MSW. Pursuant to the MSW Note Conversion Letter Agreement, in consideration for the conversion of the aggregate principal and interest amount due under the MSW Note, on November 16, 2023, we (i) issued to MSW 3,125,000 shares of common stock at a conversion price of $0.16 per share; and (ii) entered into the MSW Warrant Amendment with MSW, amending the Existing MSW Warrants to reduce the exercise price of an aggregate of 1,000,000 Existing MSW Warrants to $0.16 per share. Except as expressly set forth in the MSW Warrant Amendment, the terms and provisions of the warrants held by MSW shall remain in full force and effect.

Equity Distribution Agreement

On September 18, 2023, we entered into an EDA with Maxim Group LLC as sales agent (“Maxim”) pursuant to which we may offer and sell up to $3.25 million of our shares of Common Stock in an at-the-market offering. The shares may be issued and sold from time to time through or to the placement agent acting as sales agent or principal pursuant to our shelf registration statement on Form S-3 (the “Shelf S-3”), as filed with the SEC on September 18, 2023. Pursuant to General Instruction I.B.6 of Form S-3, we may not sell the shelf securities in a public primary offering with a value exceeding more than one of the aggregate market value of its voting and non-voting ordinary shares held by non-affiliates in any 12 month period as long as the aggregate market value of our outstanding ordinary shares held by non-affiliates is less than $75 million. The $3.25 million shares comprised of Common Stock that may be offered, issued and sold under the at-the-market offering prospectus is included in the $50.0 million of securities that may be offered, issued, and sold by us under the base prospectus of the Shelf S-3. The Shelf S-3 was declared effective by the SEC on September 28, 2023. On November 9, 2023, we entered into Amendment No.1 of the EDA with Maxim pursuant to which, we may issue and sell up to $10.0 million worth of shares of Common Stock from time to time through the sales agent. On November 11, 2023, we entered into Amendment No. 2 of the EDA with Maxim pursuant to which, we may issue and sell up to $15.0 million shares of Common Stock through the sales agent. To date, we have sold 40,909,917 shares of Common Stock under the ATM Facility, receiving net proceeds of approximately $9.2 million after Maxim fees, legal fees and other costs.

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

On November 16, 2023, we entered into the Adams Note Conversion Letter Agreement with John Q. Adams. Pursuant to the Adams Note Conversion Letter Agreement, in consideration for the conversion of the principal and interest amounts due under the JQA Note, on November 16, 2023, we: (1) issued 3,656,288 shares of Common Stock to Mr. Adams; and (2) entered into the Adams Warrant Amendment, amending the $1M Lender Warrants owned by Mr. Adams to reduce the exercise price of an aggregate of 107,575 $1M Lender Warrants to $0.16 per share. Except as expressly set forth in the Adams Warrant Amendment, the terms and provisions of the warrants held by Mr. Adams shall remain in full force and effect..

Mount Sinai Agreement

On September 20, 2023, we entered into the License Agreements with Mount Sinai to commercialize a range of AI cardiovascular algorithms developed by Mount Sinai as well as a memorandum of understanding for ongoing cooperation encompassing de-identified data access, on research, and the evaluation of the MyoVista. The License Agreements, of which there are eleven in total, cover rights to thirteen AI cardiovascular algorithms, two data science methods for use with ECG waveforms and three filed patents.

On November 15, 2023, we closed the transactions contemplated under the Mount Sinai Securities Purchase Agreement and the licenses under the License Agreements, which became effective on that date. On November 16, 2023 and pursuant to the Mount Sinai Securities Purchase Agreement, we issued to Mount Sinai the following:

•
4,854,853 shares of Common Stock (the “Consideration Shares”);
•
pre-funded warrants to purchase up to 710,605 shares of Common Stock, with an exercise price per share of $0.00001, which warrants were issued in lieu of shares of Common Stock issuable to Mount Sinai to ensure that the number of shares of Common Stock held by Mount Sinai does not exceed the Beneficial Ownership Limitation (the “MTS Pre-Funded Warrants”); and
•
Common stock warrants to purchase up to 914,148 shares of Common Stock, having an exercise price per share equal to $0.5060, (the “MTS Warrants” and collectively with the Consideration Shares and the MTS Pre-Funded Warrants, the “MTS Securities”).

On December 1, 2023, the Company satisfied all material closing conditions of the Mount Sinai Securities Purchase Agreement and the MTS Warrants thereafter became fully exercisable by Mount Sinai. Registration rights related to the MTS Securities provide that on or prior to the date of one hundred and fifty days (150) days after the closing date, the Company shall prepare and file with the SEC a Registration Statement on Form S-1 (or such other form as applicable) covering the resale under the Securities Act of the MTS Securities issued to Mount Sinai, subject to any limitations imposed by the Nasdaq Rules.

On March 5, 2024, the Company filed with the SEC a Registration Statement on Form S-1 registering the resale of the MTS Securities issued to Mount Sinai and the Registration Statement on Form S-1 was declared effective on March 13, 2024.

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

Interest Expense

Interest expense relates to our loan facilities and convertible notes.

The following table summarizes our results of operations for the periods presented on our statement of operations data.

	For the three months ended January 31,				For the nine months ended January 31,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(In thousands, except percentages, unaudited)
Revenue	$15	$2	$13	654%	$19	$5	$13	261%
Cost of sales	5	1	4	500%	6	3	3	117%
Gross margin	10	1	9	752%	13	2	10	432%
Operating expenses:
Research and development	510	643	(134)	(21)%	1,832	1,926	(94)	(5)%
Selling, general and administrative	1,026	667	359	54%	2,606	2,590	16	1%
Total operating expenses	1,536	1,310	225	17%	4,438	4,517	(78)	(2)%
Loss from operations	(1,525)	(1,309)	(216)	17%	(4,426)	(4,514)	88	(2)%
Other income (expense)
Interest expense	(118)	(33)	(86)	261%	(333)	(209)	(124)	59%
Other income	—	—	—	—%	—	2	(2)	(100)%
Other income (expense), net	(118)	(33)	(86)	261%	(333)	(208)	(126)	60%
Net loss	$(1,644)	$(1,342)	$(302)	22%	$(4,759)	$(4,722)	$(37)	1%

Summary of Statements of Operations for the three and nine months ended January 31, 2024 compared with the three and nine months ended January 31, 2023:

Revenues were $15,000 and costs of sales were $5,000 for the three months ended January 31, 2024 compared to revenues of $2,000 and costs of sales of $1,000 for the three months ended January 31, 2023. Revenues were $19,000 and costs of sales were $6,000 for the nine months ended January 31, 2024 compared to revenues of $5,000 and costs of sales of $3,000 for the nine months ended January 31, 2023. Our revenues to date have been mainly generated in the establishment of distributor relationships outside the United States as part of obtaining feedback during product development and improvement of the MyoVista. The increase in revenue and cost of sales in the three and nine months ended January 31, 2024, is due to electrode sales during the period.

Research and development expenses were $510,000 and $1.8 million for the three and nine months ended January 31, 2024, representing a decrease of $134,000, or 21%, and decrease of $94,000, or 5%, when compared to the same periods in 2023. The decrease is primarily due to reductions in clinical trial related expenditures resulting from the completion of patient enrollment in our clinical study for FDA submission.

Selling, general, and administrative expenses were approximately $1.0 million and $2.6 million for the three and nine months ended January 31, 2024, respectively, representing an increase of $359,000, or 54%, and a marginal increase of $16,000, or 1% when compared to the same periods in 2023, respectively. The increase during the three months ended January 31, 2024, when compared to the same period in 2023, is primarily due to costs related to our annual shareholder meeting held in January 2024, payroll related expenses, stock compensation, and Board of Director fees. The change in selling, general, and administrative during the nine months ended January 31, 2024 when compared to the same periods in 2023 is not material.

Interest expense during the three and nine months ended January 31, 2024, of $118,000 and $333,000, respectively, is related to interest on the $1M Loan and Security Agreement, warrants issued as consideration for extension of the JQA interest maturity date in October 2023, interest and debt service amortization related to MSW Note, and warrants issued pursuant to the JQA Note and MSW Note conversions. The JQA Note and related accrued interest and the MSW Note converted to equity in November 2023.

Interest expense during the three and nine months ended January 31, 2023 of $33,000 and $209,000, respectively, is related to interest on the $1M Loan and Security Agreement and debt service amortization related to the Bridge Notes for approximately half of the quarter ended July 31, 2022. All of the Bridge Notes and accrued interest were converted to equity upon consummation of the IPO in June 2022.

Liquidity, Capital Resources, and Going Concern Considerations

We have incurred significant losses and have experienced negative cash flows from operations since inception. At January 31, 2024, we had an accumulated deficit of $65.5 million and stockholder's equity of $8.6 million compared to an accumulated deficit of $60.8 million and stockholder's equity of $0.2 million as of April 30, 2023. We incurred a net loss of $4.8 million for the nine month period ended January 31, 2024 and $4.7 million for the nine month period ended January 31, 2023.

During the year ended April 30, 2023, we raised approximately $5.2 million in net proceeds from the sale of Common Stock and Warrants in our IPO and raised approximately $1.3 million from warrant exercises.

On March 10, 2023, we entered into the Lincoln Park Purchase Agreement providing for the purchase, from time to time at our discretion, of up to $15.0 million of our Common Stock, over the 36-month term of the agreement. Actual sales of shares of Common Stock will depend on a variety of factors to be determined by us from time to time. The net proceeds received from these purchases will depend on the frequency and prices at which we sell shares of our Common Stock to Lincoln Park. As of the date of this Quarterly Report, we have received approximately $1.3 million from the sale of Common Stock pursuant to the Lincoln Park Purchase Agreement. We expect that any proceeds received from such sales to Lincoln Park will be used for working capital and general corporate purposes.

On September 18, 2023, we entered into an EDA with Maxim Group LLC as sales agent pursuant to which we may offer and sell up to $3.25 million of our shares of Common Stock in at-the-market offerings. The EDA was further amended on November 9, 2023 and again on November 17, 2023, to increase the amount of shares of Common Stock we may sell to up to $15.0 million. The shares of Common Stock may be issued and sold from time to time through or to the placement agent acting as sales agent or principal pursuant to our shelf registration statement on the Shelf S-3, as filed with the SEC on September 18, 2023. As of the date of this Quarterly Report, we have received approximately $9.2 million in net proceeds, after Maxim fees, legal fees and other costs, from the sale of Common Stock pursuant to the amended EDA. We expect that any proceeds received from such sales under the ATM Facility will be used for working capital and general corporate purposes

In September 2023, the Company entered into the MSW Note for up to $1.0 million, drawn in installments consisting of (i) $0.25 million on or prior to September 8, 2023, (ii) ) $0.25 million on or prior to September 20, 2023, and (iii) further drawdowns of up to $0.5 million in such amounts and such times to be mutually agreed upon between the Company and MSW. In September 2023, the Company drew $0.5 million under the MSW Note and in November 2023, the MSW Note was converted into shares of Common Stock.

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

Since our inception, we have raised capital through the public and private sale of debt and equity. As of January 31, 2024, we had cash of approximately $7.1 million and working capital of approximately $7.0 million.

The table below presents our cash flows for the periods indicated:

	For the nine months ended January 31,
U.S. dollars, in thousands	2024	2023
	(Unaudited)
Net cash used in operating activities	$(4,534)	$(3,912)
Net cash used in investing activities	$(16)	$(11)
Net cash provided by financing activities	$9,965	$4,935
Net change in cash and cash equivalents during the period	$5,416	$1,013

Operating Activities

Net cash used by our operating activities of $4.5 million during the nine months ended January 31, 2024 is primarily due to our net loss of $4.8 million, plus $784,000 in non-cash expenses less $559,000 of net changes in operating assets and liabilities.

Net cash used by our operating activities of $3.9 million during the nine months ended January 31, 2023 is primarily due to our net loss of $4.7 million plus $149,000 in non-cash expenses plus $661,000 of net changes in operating assets and liabilities.

Financing Activities

Net cash provided by financing activities of $10.0 million during the nine months ended January 31, 2024 is primarily from the issuance of Common Stock under the Equity Line, the ATM Facility, and net proceeds from the MSW Note.

Net cash provided by financing activities of $4.9 million during the nine months ended January 31, 2023 is primarily from the issuance of Common Stock in our IPO.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company's disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based upon the most recent evaluation of internal controls over financial reporting, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) determined that our disclosure controls and procedures were not effective as of January 31, 2024 as a result of identified material weaknesses in our internal control over financial reporting. The identified material weaknesses were as follows: (i) lack of proper approval processes and review processes and documentation for such reviews; (ii) we did not maintain sufficient U.S. GAAP and SEC accounting resources commensurate with those required of a public company; and (iii) insufficient number of staff to maintain optimal segregation of duties and levels of oversight. We have taken and continue to take remedial steps to improve our internal controls over financial reporting, which includes hiring additional accounting and financial reporting personnel and implementing additional policies, procedures, and controls. We cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. Management is monitoring the effectiveness of these and other processes, procedures and controls and will make any further changes deemed appropriate. Management believes the foregoing actions will effectively remediate the material weaknesses, however, our material weaknesses will not be considered remediated until the above controls are in place for a period of time, the controls are tested, and management concludes that these controls are properly designed and operating effectively.

Changes in Internal Control Over Financial Reporting

Except as described above with respect to the remediation steps we are taking, there have been no changes in our internal control over financial reporting during the quarter ended January 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.27†

Form of Heart Test Laboratories, Inc.'s Incentive Stock Option Agreement under Heart Test Laboratories Inc.’s 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on March 23, 2023)

10.28†

Form of Heart Test Laboratories Inc.’s Non-Qualified Stock Option Agreement under Heart Test Laboratories Inc.’s 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on March 23, 2023)

10.29†

Amendment No. 1 to the Heart Test Laboratories, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-8, filed with the SEC on February 26, 2024)

10.30

Amendment No. 2 License Agreement by and between Heart Test Laboratories, Inc. and The University Court of The University of Glasgow, dated March 31, 2023 (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K, filed with the SEC on July 19, 2023)

10.31

Senior Unsecured Promissory Drawdown Loan Note by and among Heart Test Laboratories, Inc., and Matthews Southwest Holdings, Inc., dated September 6, 2023 and executed on September 7, 2023 (incorporated by reference to Exhibit 10.1 our Current Report on Form 8-K, filed with the SEC on September 7, 2023)

10.32

Securities Purchase Agreement, dated as of September 20, 2023, by and between the Company and Icahn School of Medicine at Mount Sinai (incorporated by reference to Exhibit 10.1 our Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.33

License: Pulmonary Embolism Detection From the Electrocardiogram Using Deep Learning (incorporated by reference to Exhibit 10.2 our Current Report on Form 8-K, filed with the SEC on September 21, 2023)

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

10.43	License: Electrocardiogram Deep Learning Interpretability Toolbox (incorporated by reference to Exhibit 10.12 our Current Report on Form 8-K, filed with the SEC on September 21, 2023)
10.44	Amendment No. 5 to the $1M Loan and Security Agreement, dated September 29, 2023 (incorporated by reference to Exhibit 10.45 to our Registration Statement on Form S-1 filed October 16, 2023)
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

10.49†

Employment Agreement by and between Heart Test Laboratories, Inc. and Danielle Watson, dated October 15, 2021 (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1 filed October 16, 2023)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

† Management contract or compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 19o34, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heart Test Laboratories, Inc.

Date: March 14, 2024	By:	/s/ Andrew Simpson
	Name:	Andrew Simpson
	Title:	President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)

Date: March 14, 2024	By:	/s/ Danielle Watson
	Name:	Danielle Watson
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)