Form 10-K
period 2024-04-30
Heart Test Laboratories, Inc.
filed 2024-07-29
CIK 1468492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter ended October 31, 2023, was approximately $21.1 million, based on the closing price of $24.90. The stock price and the number of shares at October 31, 2023 takes into account a 1-for-100 reverse stock split which became effective on May 17, 2024 (the “Reverse Stock Split”). For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, executive officers, affiliated holders of 10% or more of the registrant’s common stock and their affiliates.

At July 26, 2024, the registrant had 855,966 shares of Common Stock, par value $0.001 per share, issued and outstanding post the Reverse Stock Split.

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
•
our ability to receive regulatory clearance for the MyoVista wavECG or the MyoVista Insights cloud platform and associated AI-ECG algorithms from the U.S. Food and Drug Administration (the “FDA”), state regulators, if any, or other similar foreign regulatory agencies, including approval to conduct clinical trials, the timing and scope of those trials and the prospects for regulatory approval or clearance of, or other regulatory action with respect to the our current products or other future potential products;
•
our ability to further advance the development of the MyoVista wavECG, our 12-lead electrocardiograph (“ECG”) device that also incorporates an additional proprietary AI-ECG algorithm that we have been designing to detect cardiac dysfunction, as well as future potential products;
•
our ability to develop a cloud-based hardware agnostic platform and to develop and incorporate AI-ECG algorithms on that platform;
•
our ability to launch sales of the MyoVista wavECG device, MyoVista Insights cloud platform and AI-ECG algorithms or any future potential products into the U.S.;
•
our assessment of the potential of the MyoVista wavECG device, MyoVista Insights cloud platform and AI-ECG algorithms and any future potential products;
•
our planned level of capital expenditures and liquidity;
•
our plans to continue to invest in research and development to develop technology for new products;
•
our failure to maintain the continued listing requirements of Nasdaq (as defined below) could result in a de-listing of our shares and penny stock trading;
•
the regulatory environment and changes in the health policies and regimes in the countries in which we intend to operate, including the impact of any changes in regulation and legislation that could affect the medical device industry;
•
our ability to meet our expectations regarding the commercial supply of our current products and any future products;

i

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
•
our ability to develop new product offerings and intellectual property;
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

NOTE REGARDING COMPANY REFERENCES

Throughout this Annual Report on Form 10-K, “HeartSciences,” the “Company,” “we,” “us” and “our” refer to Heart Test Laboratories, Inc. References to "Fiscal 2025" refer to the 12-months ending April 30, 2025, references to "Fiscal 2024" refer to the 12-months ended April 30, 2024, and references to "Fiscal 2023" refer to the 12-months ended April 30, 2023. References to our “IPO” refer to the initial public offering of Heart Test Laboratories, Inc. which closed on June 17, 2022.

Unless defined elsewhere, capitalized terms used in this Annual Report on Form 10-K are defined in the “Glossary of Terms” appearing directly before Part III.

REVERSE STOCK SPLIT

Effective May 17, 2024, the Company effected a 1-for-100 reverse stock split of its issued and outstanding shares of Common Stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every 100 shares of the Company's issued and outstanding pre-reverse split shares of common stock, par value $0.001 per share (the “Common Stock”), were combined into one share of Common Stock, except to the extent that the Reverse Stock Split resulted in any of the Company's shareholders owning a fractional share, which was rounded up to the next highest whole share. In connection with the Reverse Stock Split, there was no change in the par value per share of $0.001. As a result of the Reverse Stock Split, equitable adjustments corresponding to the Reverse Stock Split ratio were made to the

Company’s outstanding warrants and its other convertible instruments and upon the exercise or vesting of all stock options such that every 100 shares of Common Stock that may be issued upon the exercise of the Company's warrants and stock options and conversion of its other convertible instruments held immediately prior to the Reverse Stock Split represent one share of Common Stock that may be issued upon exercise of such warrants and stock options and conversion of the other convertible instruments immediately following the Reverse Stock Split. Correspondingly, the exercise price per share of Common Stock attributable to the Company's warrants and stock options and the conversion price of its other convertible instruments immediately prior to the Reverse Stock Split was proportionately increased by a multiple of 100 following the Reverse Stock Split.

All Common Stock share and per share data, and exercise price data for applicable Common Stock equivalents, included in these financial statements have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated.

PART I

Item 1. Business.

Company Overview

We are a medical technology company focused on applying innovative AI-based technology to an ECG, also known as an “EKG,” to expand and improve an ECG’s clinical usefulness. Our objective is to make an ECG a far more valuable cardiac screening tool by expanding its clinical capability to detect a broader range of heart disease conditions through the development of AI-based ECG algorithms (“AI-ECG”). We are seeking to provide AI-ECG solutions in any care setting worldwide in a manner that best suits different providers, either via our cloud-based application that can receive an upload from one of the millions of ECG devices currently in clinical use or via our proprietary MyoVista wavECG device. The MyoVista wavECG, is a resting 12-lead ECG that will incorporate HeartSciences’ proprietary AI-ECG algorithm designed to provide diagnostic information related to cardiac dysfunction as well as conventional ECG information in the same test. We are also developing a cloud-based platform to host AI-ECG algorithms, both developed by us internally or by third-parties, on an ECG hardware agnostic basis (the “MyoVista Insights Cloud Platform”). In the future, we intend to deliver a range of AI-ECG algorithms, via each product. Neither the MyoVista wavECG, MyoVista Insights Cloud Platform nor any of our AI-ECG algorithms are yet cleared for marketing by the FDA.

The AI-ECG algorithms are intended to provide diagnostic information which has traditionally required cardiac imaging. We believe, the combination of a device agnostic cloud platform and MyoVista wavECG device would allow us to offer AI-ECG solutions across a wide range of healthcare settings from large heath systems to frontline or point of care environments such as primary care. The initial revenue model for the MyoVista wavECG device, which involves the use of the MyoVista hardware, associated software and consumables for each test, is expected to be “razor-razorblade” as the cable connection to the electrodes used with the MyoVista wavECG are proprietary to HeartSciences, and new electrodes are used for every test performed. As further algorithms are made commercially available via the MyoVista wavECG or the MyoVista Insights Cloud Platform, we would expect to adopt revenue models based on algorithm usage and/or recurring subscriptions. Our MyoVista Insights Cloud Platform is being designed to fit simply into existing clinical workflows and be available to host third party AI-ECG algorithms, which increases its clinical value and our speed to market as well as reducing research and development (“R&D”) costs associated with internal algorithm development.

On September 20, 2023, we entered into multiple definitive license agreements (each a “License Agreement” and collectively, the “License Agreements”) with Icahn School of Medicine at Mount Sinai (“Mount Sinai”) to commercialize a range of AI-ECG algorithms covering a range of cardiovascular conditions developed by Mount Sinai as well as a memorandum of understanding for ongoing cooperation encompassing de-identified data access, on-going research, and the evaluation of the MyoVista wavECG device.

Our future success is dependent upon receiving FDA clearances for our products and additional funding may be required as part of achieving FDA clearance and thereafter would be required to support the sales launch, provide working capital and support further R&D.

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

HeartSciences has designed or licensed algorithms designed to help address these limitations and extend the clinical capability of an ECG to detect cardiac dysfunction and other heart disease types.

Our first AI-ECG algorithm to be incorporated into the MyoVista wavECG device has been designed by the Company and applies AI-machine learning to the signal processed ECG signal to develop a proprietary algorithm designed to detect impaired cardiac relaxation, or cardiac dysfunction, caused by heart disease and/or age-related cardiac dysfunction. We have been adjusting the algorithm to reflect updated echo measurement thresholds in respect of ≥60 year old patients. The change was made, and agreed with the FDA, to reflect recent clinical findings which we believe will further increase the clinical value of this algorithm.

We expect the first AI-ECG algorithm to be submitted as part of the MyoVista Insights Cloud Platform will be for the detection of low ejection fraction, or systolic dysfunction, based on one of the licensed algorithms from Mount Sinai.

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

Almost all forms of heart disease, including CAD and structural disease, affect heart muscle, or cardiac function prior to symptoms. Impaired cardiac function is first observed as impaired cardiac relaxation which is an early indicator of diastolic dysfunction and usually continues to increase in severity as heart disease progresses. The diastolic phase of the cardiac cycle occurs when the heart muscle relaxes (following contraction). Diastolic dysfunction may also be related to age-related cardiac dysfunction. Low ejection fraction, or systolic dysfunction, is a later stage of cardiac dysfunction and occurs when the heart pumps a reduced level of blood from the ventricles during contraction.

If we receive FDA clearances for our product candidates, our main target markets would be frontline healthcare environments in the U.S., to assist physician decision making in the cardiology referral process. Currently, cardiology referral decisions are often based on a patient’s risk factors and/or a conventional ECG test. Accordingly, many patients with heart disease are left undetected while no current treatment or intervention is required for most patients referred for cardiac imaging. We believe that adding the capability to detect a broader range of cardiac conditions to the standard 12-lead resting ECG could help improve cardiac referral pathways and be valuable for patients, physicians, health systems and third-party payors.

New Class II devices, such as our products, require FDA premarket review. The MyoVista wavECG device along with its proprietary software and hardware is classified as a Class II medical device by the FDA. Premarket review and clearance by the FDA for these devices is generally accomplished through the 510(k) premarket notification process or De Novo classification request, or petition process. We previously submitted an FDA De Novo classification request in December 2019 and, following feedback and communications with the FDA during and since that submission, we have been making modifications to our device, including our proprietary algorithm. We have finished the patient recruitment and core lab work for our FDA validation study and have been undertaking device and algorithm development testing for a revised FDA submission. We had been planning a revised submission under the De Novo pathway, however, in December 2023 the FDA confirmed that we could submit the MyoVista wavECG device for clearance under the 510(k) pathway following the grant by the FDA in August 2023 of an industry-first De Novo clearance which created a new Class II product code for cardiovascular machine learning-based notification software. This was in respect of a hypertrophic cardiomyopathy algorithm and in late September 2023, the FDA cleared an algorithm for low ejection fraction (less than 40%) under the 510(k) pathway using this new product code. Accordingly, we are now preparing for a 510(k) FDA submission and are aiming for a submission in the first calendar quarter of 2025. If successful, FDA clearance would provide us the ability to market and sell the MyoVista wavECG device in the U.S. and additional funding would be required to support the sales launch of the MyoVista wavECG device in the U.S., provide working capital and support further R&D.

To date we have not yet entered into a discussion with the FDA regarding the MyoVista Insights Cloud Platform or Mount Sinai licensed AI-ECG algorithms but are aiming to start that process in the current calendar year. We expect these products to fall under the 510(k) pathway and are aiming for an FDA submission of our MyoVista Insights Cloud Platform and low ejection fraction algorithm in the middle of 2025.

Heart Disease Facts and Current ECG Testing Limitations

Heart disease refers to a variety of conditions that affect the heart — including heart rhythm problems, heart valve problems, genetic defects and blood-vessel diseases such as CAD. It is often referred to as the “silent killer.” According to the American Heart Association, one in three patients are not properly diagnosed until after a heart attack occurs and 50% of men and 64% of women who died suddenly of coronary heart disease showed no previous symptoms. Statistics published by the U.S. Centers for Disease Control and Prevention (the “CDC”), show that in the United States, heart disease is the leading cause of death for both men and women, across most racial and ethnic groups. According to the CDC, in the United States, one person dies from cardiovascular disease every 34 seconds. In 2020, about 20.1 million adults aged 20 and older in the United States have CAD (about 7.2%), with approximately one in five heart attacks being a silent heart attack therefore the person is not even aware of it, but the damage is done. Approximately 695,000 people in the U.S. died from heart disease in 2021: that’s one in every five deaths. The scale of the problem is similar worldwide. In 2020, the World Health Organization confirmed that heart disease has remained the leading cause of death at the global level for the last 20 years. Cardiovascular diseases are the leading cause of death globally. An estimated 17.9 million people died from cardiovascular diseases in 2019, representing 32% of all global deaths.

The 2019 National Ambulatory Medical Care Survey showed there were approximately 1 billion ambulatory care visits in the U.S. with a high incidence of patients with risk factors for heart disease (33% had hypertension, 15% had diabetes and 7% had a history of CAD, ischemic heart disease or myocardial infarction).

As heart disease progresses to more acute stages, the cost to treat patients increases significantly. Cardiovascular disease is the leading cost to the healthcare system and is estimated to be responsible for one in every six healthcare dollars spent in the United States. Heart disease cost the United States about $240 billion in each of 2018 and 2019, including the cost of health care services, medicines, and lost productivity due to death. Governments, healthcare providers and payors are motivated to shift the diagnosis and management of these conditions to earlier stages where better patient outcomes can be delivered at lower costs.

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

Overuse of Expensive Cardiology-Based Diagnostic Testing

We believe that the absence of cost-effective front-line or primary-care-based testing has resulted in the over-use of costly cardiology-based diagnostic tests. Noninvasive cardiac tests are significant contributors to healthcare costs, accounting for greater than 40% of Medicare Part B spending on medical imaging, or over $17 billion annually according to the U.S. Centers for Medicare & Medicaid Services (“CMS”). There are a variety of effective, though expensive, diagnostic tests used for patients to detect heart disease. These diagnostic tests are typically performed in a specialist cardiology or hospital setting and may include:

•
Stress ECG testing, a non-invasive diagnostic test with a cost of approximately $200 with, according to the American College of Cardiology, a sensitivity of 68% in the detection of CAD;

•
Echocardiogram, or echo, a non-invasive diagnostic imaging test, similar to an ultrasound, which is effective in the detection of heart disease; however, the Medicare cost of an echo in a hospital is approximately $600 and can be as much as $3,000 if performed privately;
•
Cardiac imaging tests, such as nuclear stress tests and coronary computerized tomography angiograms alternatively can be conducted noninvasively, but typically cost $1,000 or more; or
•
Coronary angiogram, an invasive test in which dye that is visible by X-ray is injected into the blood vessels of the heart. A coronary angiogram can cost in excess of $5,000.

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

According to an article by Dr. Dalane W. Kitzman, MD and Dr. William C. Little, MD published in the February 14, 2012 issue of the Journal of the American Heart Association, diastolic performance is sensitive to nearly all of the common disease processes that affect cardiovascular function. The article indicates that left ventricular, or LV, diastolic function is impaired by all of the common disease processes that affect LV function or produce LV hypertrophy or fibrosis, including hypertension, diabetes, ischemia, myocarditis, toxins and infiltrative cardiomyopathies. LV diastolic dysfunction (“LVDD”) begins early in the heart disease process and continues to increase in severity as heart disease progresses. LVDD is now recognized as one of the earliest signs of heart disease and typical onset occurs when a patient is still asymptomatic. We believe that the early detection of diastolic dysfunction can be a clinically valuable marker for almost all forms of heart disease and age-related cardiac abnormalities that may otherwise be missed by current conventional ECG devices.

MyoVista Insights Cloud Platform and Related AI-ECG Algorithms

We are currently developing a reporting platform to host the provision of cloud-based AI-ECG algorithms. The platform is being designed to be ECG device agnostic to allow clinical institutions to access AI-ECG algorithms without the need to replace existing devices. Our objective for the MyoVista Insights Cloud Platform is to develop an AI-ECG marketplace to include integration and hosting of AI-ECG algorithms developed and FDA cleared by third parties. This would be expected to provide clinical and commercial benefit by increasing the number of available algorithms and clinical use indications, increase our speed of roll-out, and reduce the burden and cost of algorithm R&D on the Company.

We have engaged an experienced firm with significant experience developing and delivering healthcare software platforms, including other cloud platforms. We plan to deliver the MyoVista Insights Cloud Platform on a phased basis. Phase 1 has been designed to provide an initial functional platform as a basis for FDA clearance contemporaneous with our first cloud-based AI-ECG algorithm. The Phase 1 platform is designed to receive an acquired ECG signal and then process and report/provide the results of an AI-ECG algorithm which in combination with the AI-ECG algorithm forms a software based medical device for regulatory purposes. As such FDA clearance of the Phase 1 platform would be sought contemporaneously with FDA clearance of our first cloud-based AI-ECG algorithm as the two form an initial software based medical device for regulatory purposes. This type of algorithm cloud platform is generally well defined for regulatory purposes. We already have built a working beta version of the MyoVista Insights Cloud Platform and expect it to be complete in calendar Q4 2024.

We expect our first AI-ECG cloud-based algorithm to be a low ejection fraction (LVEF ≤ 40) algorithm licensed from Mount Sinai. There is a well-defined predicate for this algorithm which provides greater clarity for the regulatory pathway which we expect to be 510(k), accordingly, we expect this process will be relatively straightforward, assuming appropriate clinical performance of the algorithm. This algorithm was developed using over 100,000 patient records and published clinical data demonstrated strong performance comparable to the predicate. We are in the process of undertaking further work to assess and, if necessary, adjust the algorithm, and prepare for an FDA validation study and submission. We expect the validation study will be performed using retrospective data, i.e. validation using pre-existing ECG’s rather than requiring active patient recruitment, which would reduce costs and timescales compared to prospective clinical validation.

We have yet to engage with the FDA on the MyoVista Insights Cloud Platform and low ejection fraction algorithm but expect to do so in the coming months and are currently targeting FDA 510(k) submission in the middle of 2025.

Phase 2 and beyond of the MyoVista Insights Cloud Platform would expand user functionality and connectivity as well as integration with electronic medical record systems, ECG management systems and direct to devices.

Following clearance of the Phase 1 platform, we then expect to bring forward a pipeline of other AI-ECG algorithms. As they would be delivered on the pre-cleared MyoVista Insights Cloud Platform, the regulatory focus would then be focused primarily on the clinical performance of each algorithm. We have already licensed a number of AI-ECG algorithms from Mount Sinai and have relationships with other clinical institutions which would enable us to develop further algorithms. We are also developing the MyoVista Insights Cloud Platform to be able to host third-party algorithms.

MyoVista wavECG Product and Technology

The HeartSciences developed cardiac dysfunction algorithm is being incorporated into the MyoVista wavECG device. It has been developed in response to the relatively recent understanding in cardiology that most forms of heart disease are associated with LV relaxation abnormalities and diastolic dysfunction. The MyoVista wavECG is a 12-lead resting ECG device featuring our proprietary AI-ECG algorithm designed to detect cardiac dysfunction in the diastolic phase, specifically, slower than normal left ventricular relaxation rates, in accordance with recent clinical findings and the American Society of Echocardiology Guidelines.

The MyoVista wavECG also includes the capabilities of a full-featured conventional 12-lead resting ECG including analysis using the Glasgow Algorithm, also known as the Glasgow ECG Interpretation Algorithm. Developed by the University of Glasgow in the United Kingdom, the 12-lead ECG Analysis Algorithm has been relied upon for more than 35 years and is a widely used resting ECG interpretive algorithm. The Glasgow Algorithm has been improved over the years and is licensed to us pursuant to a licensing agreement with The University Court of the University of Glasgow. Under this licensing agreement, we obtained a non-exclusive, worldwide license with automatic renewal provisions and the right to license: (i) software modules for an Android-based platform for the analysis of resting 12-lead electrocardiograms and (ii) all intellectual property rights (including patents, copyright, trademarks, trade secrets and know-how) relating to the software modules to be used in the MyoVista wavECG (the “Glasgow Licensing Agreement”).

The MyoVista wavECG combines both, the conventional ECG capabilities (including the Glasgow Algorithm) and our proprietary AI-ECG algorithm, designed to detect impaired left ventricular cardiac relaxation abnormalities, as a single test with results presented separately. The MyoVista wavECG has a high-resolution touchscreen display and incorporates many intuitive features commonly associated with a tablet device. In the future we would expect to incorporate further AI-ECG algorithms in the MyoVista wavECG.

MyoVista wavECG device with 1 lead view of signal processed waveform

Market Opportunity

Diagnostic Gap

We believe that the most significant diagnostic gap in heart disease is early identification. Heart disease often remains asymptomatic for many years until it reaches an acute stage, at which point many patients have a heart attack or die without prior diagnosis of disease. For this reason, heart disease is often referred to as the “silent killer.” In 2012, the United States Preventative Services Task Force stated that there is no good evidence that an ECG helps physicians predict heart risks in people with no symptoms any better than traditional considerations such as smoking, blood pressure and cholesterol levels, acknowledging the diagnostic gap that currently exists.

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

We believe that the scale of cardiac disease as well as changing demographics, growing ECG market, impetus to identify risks earlier through low-cost testing, along with the increasing number and type of health care settings creates a significant opportunity for a device such as the MyoVista wavECG.

Changing Demographics

Heart disease is most commonly found in individuals age 65 and older with incidences of heart disease increasing at 65 years for men and 71.8 years for women. According to the Organization for Economic Co-operation and Development, advances in the field of medicine have led to an increase in life expectancy which, as of 2020, was estimated to average 77.3. years for a person in the U.S., up from 75.4 years in 1990. As life expectancy increases, the average age of the population is expected to increase. According to the U.S. Health and Human Services — Office of the Inspector General (the “HHS”), the population age 65 and older increased from 38.8 million in 2008 to 52.4 million in 2018 (a 35% increase) and is projected to reach 94.7 million by 2060. By 2030, more than 20 percent of U.S. residents are projected to be age 65 and over. Since heart disease is most commonly found in individuals age 65 years and older, and that population pool is increasing, we believe there is a significant opportunity for a device such as the MyoVista wavECG as well as the MyoVista Insights Cloud Platform.

Growing ECG Market

The demand for electrocardiograph devices and related supplies known as electrodes is on the rise worldwide. Despite the limitations of the conventional ECG and healthcare guidance around the world that recommends against its use for screening, in the absence of a better alternative, the ECG remains a ubiquitous and widely used test throughout healthcare including non-cardiology settings. It is estimated that 1.5 million to 3.0 million ECGs are performed worldwide every day, making it one of the most commonly used cardiovascular diagnostic tests in healthcare and a fundamental tool in clinical practice. It is estimated that more than 100 million ECGs are performed each year in the United States. The 2019 National Ambulatory Medical Care Survey indicated that office-based patient care physicians, excluding anesthesiologists, radiologists and pathologists, ordered or provided 47 million ECG tests during office visits, and the 2020 National Hospital Ambulatory Medical Care Survey showed that during ambulatory care visits to hospital emergency departments, an additional 32 million ECG tests were ordered or performed by hospital emergency departments.

With the advent of advanced technology, ECG testing market research reports demonstrate that market growth in ECG devices and use is increasing. Precedence Research, a Canada/India based market research company recently released market research on the global electrocardiograph market for 2023, the market size is expected grow significantly from $10.93 billion in 2023 to $25.56 billion by 2032.

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

It is our belief that the MyoVista wavECG device and MyoVista Insights Cloud Platform incorporating AI-ECG algorithms, would be well positioned to respond to the global need for more effective, low-cost ECG testing to facilitate improved referral processes or heart disease.

Changing Nature of Healthcare Providers

The delivery of healthcare in the U.S. is evolving. Alternative treatment sites, such as retail clinics, concierge medicine, urgent care clinics and ambulatory surgical centers, deliver care from qualified providers in settings outside of emergency departments, hospitals or traditional physician offices. We expect this trend to accelerate the drive to provide more effective preventative care and represents a significant opportunity for the introduction of our AI-ECG algorithms that offer an enhanced ability to screen for heart disease.

Capitation Provides an Incentive to Identify Medicare Advantage Patients

Healthcare providers are paid either through fee-for-service or capitation. Fee-for-service is a payment model where services are unbundled and paid for separately. In health care, the fee-for-service payment model incentivizes physicians to provide more treatments because payment is dependent on the quantity, rather than quality, of care. Capitation is a payment arrangement that pays a physician or group of physicians a set amount for each enrolled person assigned to them, per period of time, whether or not that person seeks care. Under capitation, the amount of remuneration is based on the average expected healthcare utilization of that patient, with greater payment for patients with a significant history of medical problems.

Approximately 48% (approximately 28 million people) of those covered by Medicare according to CMS are enrolled in a Medicare Advantage plan. With respect to these patients, CMS pays capitation to healthcare providers. CMS uses risk adjustment to adjust capitation payments to health plans, either higher or lower, to account for the differences in the health costs of individuals with ailments such as heart failure, CAD, angina and valvular heart disease. Accordingly, under CMS guidelines, risk factor adjustments per patient will provide payment that is higher for sicker patients who have conditions where diagnosis codes are documented in the medical record as a result of a face-to-face visit. Therefore, there is a financial incentive to identify those Medicare Advantage patients who are sicker, including those who have undiagnosed ailments such as heart disease. We believe that undiagnosed heart disease represents a significant problem, and we believe insurance plans that have a high number of Medicare Advantage patients could be a target market for the MyoVista cloud-based and hardware-based platforms.

Market Strategy

General

Our objective is to provide AI-ECG solutions in any care setting worldwide in a manner that best suits different providers, either via one of the millions of ECG’s currently in clinical use or via our proprietary MyoVista wavECG device in order to significantly improve front-line testing and referral processes for heart disease. Our business model is primarily focused on recurring revenues for each of the MyoVista Insights Cloud Platform and the MyoVista wavECG device.

The initial revenue model for the MyoVista wavECG device involves the capital sale of the device, recurring revenue from the sale of its proprietary supplies (electrodes) for each test. We would expect to charge for recurring software revenues from the use of AI-ECG algorithms delivered via the Cloud Platform or made available on the MyoVista wavECG device. There are estimated to be millions of ECGs in use worldwide and the Cloud Platform is intended to be device-agnostic thereby facilitating the provision of AI-ECG algorithms to physicians from existing devices. In short, we expect to generate recurring supplies or software revenues and do not expect to rely on high initial capital or device pricing in order to encourage adoption of our AI-ECG algorithms.

Territories

Our initial sales focus will primarily be within the U.S. and European markets where we have established relationships. We intend to market our products in the U.S. using a direct sales force following FDA clearance. Outside of the U.S., for markets such as Europe and Latin America, we intend to utilize medical device distributors that have existing healthcare provider relationships and experience selling ECG devices, which will be supported by a small number of local field personnel.

Potential Markets

We believe that there is a large variety of potential markets for AI-ECG algorithms with new diagnostic capabilities that are not currently available for ECG devices. Conventional ECGs are used throughout healthcare in almost every clinical setting including clinics, doctor’s offices, urgent care centers, and hospitals. We believe that, in many of those settings, the additional information provided by AI-ECG algorithms could be extremely valuable.

Our AI-ECG algorithms range of applications and potential uses are vast, and include providing:

•
Primary care — front-line cardiac testing/referral tool, heart disease screening.
•
Retail Healthcare — access to ECG testing at retail sites such as CVS and Walgreens.
•
Emergency Departments — enhanced ECG testing for emergency room patients.
•
Cardiologists — prescreening cardiology patients.
•
Hospitals — in-patient testing or testing prior to discharge, particularly cardiac wards.
•
Surgery — pre-anesthesia testing, pre/post intervention.
•
Life Insurance testing — ECGs when required in connection with the issuance of life insurance policies.
•
Specialty Environments — screening for conditions such as cardiomyopathy, cardiac oncology, drug trials, heart failure, and diabetes.
•
Athlete testing — cardiac screening programs for athletes.

Early Target Markets

Initially, our focus markets in the U.S. will include: cardiology; primary care providers that serve upper to middle income regions including concierge medicine providers; health systems; retail clinics; and insurers with high levels of Medicare Advantage patients. As additional algorithms obtain FDA clearance, HeartSciences will extend its sales efforts to clinics and physicians that will benefit the most from the specific AI-ECG algorithm.

Reimbursement

In addition to targeting the health care settings described above, a key element of our strategy is to ensure each algorithm qualifies for reimbursement from third-party payors such as CMS (Medicare payor). CPT codes are numbers assigned to each task or service provided by a healthcare provider including medical, surgical and diagnostic services. Insurers use the numbers to determine the procedure and the amount to pay a provider. The American Medical Association has already issued a temporary Current Procedural Terminology (CPT) Category III code for novel AI assistive algorithmic ECG risk assessment for cardiac dysfunction. These codes are designed to facilitate the use, adoption, and potential reimbursement of emerging technologies. This provides physicians and clinical institutions the ability to bill for HeartSciences algorithms that detect different types of heart dysfunction such as systolic and diastolic dysfunction. While we cannot be certain that these new codes will ultimately lead to the issuance of permanent CPT Category I codes, or that insurance coverage or payment can be obtained, if successful, this could potentially provide total reimbursement that is larger than reimbursement for conventional ECG devices, which, in turn, could provide MyoVista wavECG device and the MyoVista Insights Cloud Platform delivering AI-ECG algorithms with a competitive advantage as compared to conventional ECG testing and devices. The MyoVista wavECG device also includes conventional ECG testing capabilities and is expected to also qualify for Medicare reimbursement for existing ECG testing procedures with interpretation and report ranges from approximately $17 to $55 depending on the type of healthcare facility. These charges would go directly to the healthcare facility/physician.

Competition

The medical device industry is characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. There are many medical device companies, biotechnology companies, public and private universities and research organizations actively engaged in the research and development of products that may be similar to HeartSciences AI-ECG algorithms and MyoVista hardware. Competitors could include traditional ECG manufacturers such as GE Healthcare Technologies, Inc., (“GE Healthcare”), Koninklijke Philips N.V. (“Philips”), Baxter International, Inc. (“Baxter”), and Nihon Kohden Corporation that may seek to innovate, and new commercial entrants to the AI-ECG market, such as Anumana, Inc. or companies involved in AI healthcare, such as Tempus Labs, Inc. or VIZ.ai that also see the opportunity to bring innovation in a market that, we believe, has significant need for improved products and technology change.

Intellectual Property

Our technology is protected by a patent portfolio as well as trade secrets, which together comprise an important part of the intellectual property protection for our existing and licensed proprietary algorithms (especially when developing proprietary algorithms). We believe that the combination of patents and trade secrets creates valuable competitive barriers in favor of HeartSciences.

The USPTO has issued eight utility patents and one design patent to us, and a patent allowance for a utility patent exclusively licensed to us. The patent expiration dates range from March 2031 to August 2040. We also have fourteen international design registrations and eighteen international utility patents granted (with expiration dates ranging from September 2036 to March 2037) in jurisdictions such as China, Japan, South Korea, the United Kingdom, France, Germany, Mexico, the United Arab Emirates, Brazil, and Australia. We currently have two patent allowances in Europe and Canada, and also have additional pending patent applications in various jurisdictions.

In addition, we have entered into two agreements that are material to our rights to the intellectual property utilized in the MyoVista wavECG:

•
In January 2014, we entered into an invention assignment agreement under which certain specified MyoVista wavECG technology and proprietary and intellectual property rights thereto (including patents, copyright, trademarks, trade secrets and know-how) were transferred and assigned to us by the inventor; and

•
In December 2015, we entered the Glasgow Licensing Agreement with The University Court of the University of Glasgow under which we obtained a non-exclusive, worldwide license to software modules for an Android platform for analysis of resting 12-lead electrocardiograms and all intellectual property rights (including patents, copyright, trademarks, trade secrets and know-how) relating to the software modules to be used in the MyoVista wavECG.

Research and Development

The Company’s R&D staff designs our hardware, software and internally developed AI-ECG algorithms. Hardware development assistance is provided by outside consulting firms. The Company internally develops the software for the device along with the assistance of multiple software development contractors. The data science work necessary to build the AI-ECG algorithms is performed both internally and externally using outside data science experts.

Incorporation of all software elements into the MyoVista wavECG hardware is performed internally. We currently employ six full-time R&D staff.

We believe, based on our research and other published research, that further algorithms could be developed for a range of additional clinical indications. To accelerate HeartSciences’ route to market with additional algorithms we entered into multiple license agreements with Mount Sinai on September 20, 2023. Please see the section, “Agreements with Mount Sinai related to Commercialization of Multiple AI-ECG Cardiovascular ECG Algorithms developed by Mount Sinai” for additional information regarding these license agreements. Studies involving the use of the MyoVista wavECG along with proof of concept algorithms for alternative clinical indications have already been published in addition to the growing body of third-party published research in this field.

On November 29, 2022, we entered into a multi-year collaboration agreement with Rutgers, The State University of New Jersey, to research and develop additional AI-ECG algorithms.

FDA and Other Government Regulation

General

Our products are subject to regulation by the FDA and various other federal and state agencies, as well as by foreign governmental agencies. These agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing and distribution, and market surveillance of our medical device products.

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

FDA Requirements and Other Regulatory Approval Requirements

Our products are subject to regulation under the Federal Food, Drug, and Cosmetic Act (the “FDCA”) as implemented and enforced by the FDA. The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, import, export, adverse event reporting, advertising, promotion, marketing and distribution of medical devices to ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA.

In addition to U.S. regulations, we are subject to a variety of regulations in the European Economic Area (the “EEA”) governing clinical trials and the commercial sales and distribution of our products. Whether or not we have or are required to obtain FDA clearance or approval for a product, we will be required to obtain authorization before commencing clinical trials and to obtain marketing authorization or approval of our products under the comparable regulatory authorities of countries outside of the United States before we can commence clinical trials or launch sales of our products in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA clearance or approval. Medical devices are generally subject to varying levels of regulatory control based on risk level of the device.

A clearance or authorization letter from the FDA authorizes commercial marketing of the device for one or more specific indications of use. After clearance or authorization, the Company will be required to comply with a number of post-clearance requirements, including, but not limited to, Medical Device Reporting and complaint handling, and, if applicable, reporting of corrective actions. Also, quality control and manufacturing procedures must continue to conform to the QSR. The FDA periodically inspects manufacturing facilities to assess compliance with QSRs, which impose extensive procedural, substantive, and record keeping requirements on medical device manufacturers. In addition, changes to the manufacturing process are strictly regulated, and, depending on the change, validation activities may need to be performed. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with the QSR and other types of regulatory controls.

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

Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising and promotional materials.

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

The MyoVista wavECG device along with its proprietary software and hardware is classified as a Class II medical device by the FDA. We previously submitted and intended to seek authorization to market the device through submission under the De Novo pathway, however in December 2023 the FDA confirmed that we could submit the MyoVista wavECG device for clearance under the 510(k) pathway following the grant by the FDA in August 2023 of an industry-first De Novo clearance which created a new Class II product code for cardiovascular machine learning-based notification software. Accordingly, we are now preparing for a 510(k) FDA submission and are aiming for a submission in the first calendar quarter of 2025. To date we have not yet entered into a discussion with the FDA regarding the MyoVista Insights Cloud Platform or Mount Sinai licensed AI-ECG algorithms but are aiming to start that process in the current calendar year. We expect these products to fall under the 510(k) pathway and are aiming for an FDA submission of our MyoVista Insights Cloud Platform and low ejection fraction algorithm in the middle of 2025. Delays in receipt or failure to receive the necessary clearances, or the failure to comply with existing or future regulatory requirements, could reduce our business prospects.

Clinical Trials

Clinical trials are almost always required to support a De Novo request and are sometimes required to support a 510(k) submission. All clinical investigations of investigational devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption, or IDE, regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies us that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval.

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

On April 5, 2017, a new regulation on medical devices was adopted to establish a modernized and more robust European Union legislative framework, with the aim of ensuring better protection of public health and patient safety: Regulation (EU) 2017/745 of the European Parliament and of the Council of 5 April 2017 on medical devices, amending Directive 2001/83/EC, Regulation (EC) No 178/2002 and Regulation (EC) No 1223/2009 and repealing Council Directives 90/385/EEC and 93/42/EEC, which became applicable from May 26, 2021, (the “EU MDR”). The EU MDR repeals and replaces the EU Medical Devices Directive and unlike directives, which must be given effect through transposition into the national domestic laws of the Relevant States, regulations are directly applicable (i.e., without the need for transposition into national laws implementing them) in all Relevant States. The EU MDR is also applicable in the EEA. Regulations (as EU law instruments) must be applied in their entirety across the EU so that legal acts are automatically and uniformly applied to all EU countries as soon as they enter into force to minimize variations that may arise in transposition of EU law into national law. These modifications may have an effect on the way we design and manufacture products and conduct our business in the EU and EEA. For example, as a result of the transition towards the new regime, Notified Bodies have lengthened their review times, and product introductions or modifications could be delayed or cancelled or otherwise rejected, which could adversely affect our ability to grow our business.

The Company previously achieved a CE Mark under the EU Medical Devices Directive (the “MDD”) in February 2017. The Medical Device Directive was established on June 14, 1993 but the MDD regulatory framework, has since been replaced by EU MDR. In order to sell in member countries of the EEA, our devices must now comply with the essential requirements of the EU MDR. Our CE Mark issued under the MDD lapsed in February 2022 and we will need to establish compliance under EU MDR. An updated CE mark certificate under EU MDR, which we have not yet obtained, would entitle the Company to market the MyoVista wavECG in the European Economic Area as well as other countries for which CE Mark represents an appropriate regulatory standard.

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

Under the JOBS Act, we may take advantage of the above-described reduced reporting requirements and exemptions for up to five years after our initial sale of common equity pursuant to a registration statement declared effective under the Securities Act, or such earlier time that we no longer meet the definition of an emerging growth company. In this regard, the JOBS Act provides that we would cease to be an “emerging growth company” if we have more than $1.235 billion in annual revenue, have more than $700 million in market value of our Common Stock held by non-affiliates (and are not otherwise eligible to be a smaller reporting company), or issue more than $1 billion in principal amount of non-convertible debt over a three-year period. Further, under current SEC rules we will continue to qualify as a “smaller reporting company” for so long as we have a public float (i.e., the market value of common equity held by non-affiliates) of less than $250 million as of the last business day of our most recently completed second fiscal quarter.

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

Employees and Independent Contractors

As of July 26, 2024, we had 15 employees (including our Chief Executive Officer), all of which are full-time employees, and 6 independent contractors. All of our employment and consulting agreements include employees’ and consultants’ undertakings with respect to non-competition and assignment to us of intellectual property rights developed in the course of employment and with respect to confidentiality.

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
•
If we are unable to maintain compliance with all applicable continued listing requirements and standards of Nasdaq, our Common Stock could be delisted from Nasdaq.
•
Our future operating results are dependent on regulatory approval for the MyoVista wavECG and the MyoVista Insights Cloud Platform, which we have not received as of the date of filing of this Annual Report on Form 10-K;
•
We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain funding on acceptable terms and on a timely basis may require us to curtail, delay or discontinue our development efforts and other operations;
•
All of our assets are subject to security interests; and
•
There is substantial doubt about our ability to continue as a going concern, which could prevent us from obtaining new financing either on reasonable terms or at all.

Risks Related to Our Business and Industry:

•
Our future success depends on our ability to develop, receive regulatory clearance or approval for, and introduce the MyoVista wavECG device and the MyoVista Insights Cloud Platform to the market in a timely manner. If we do not obtain and maintain the regulatory registrations and clearances for our products, we will be unable to market and sell our products in the United States, Europe or other regions;
•
Our success will be dependent upon physician acceptance;
•
If third-party payors do not provide adequate coverage and reimbursement for the use of our AI-ECG algorithms, our revenue will be negatively impacted;
•
We will be dependent upon third-party manufacturers and suppliers, making us vulnerable to supply shortages and problems, increased costs and quality or compliance issues, any of which could harm our business;
•
Interruptions in computing and data management cloud systems could impair the delivery of our cardiac monitoring services; and
•
Our proprietary data analytics engine may not operate properly, which could damage our reputation, give rise to claims against us or divert application of our resources from other purposes, any of which could harm our business and operating results.

Risks Related to Product Development and Regulatory Approval:

•
Our products and operations are subject to extensive government regulation and oversight both in the U.S. and abroad, and our failure to comply with applicable requirements could harm our business;

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
•
If the third parties on which we rely to conduct our clinical studies and to assist us with pre-clinical development do not perform as required or expected, we may be delayed or unable to obtain regulatory clearance or approval for sales launch of our products in the U.S.;
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
•
The MyoVista wavECG device must be manufactured in accordance with federal, state and foreign regulations, and we could be forced to recall our devices or terminate production if we fail to comply with these regulations; and
•
Our products may cause or contribute to adverse medical events or be subject to failures or malfunctions that we are required to report to the FDA, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, financial condition and results of operations.

Risks Related to Our Intellectual Property:

•
If we are unable to obtain and maintain effective patent rights for our products, we may not be able to compete effectively in our markets. If we are unable to protect the confidentiality of our trade secrets or know-how, such proprietary information may be used by others to compete against us;
•
Intellectual property rights of third parties could adversely affect our ability to market our products, and we might be required to litigate or obtain licenses from third parties in order to develop or market our products. Such litigation or licenses could be costly or not available on commercially reasonable terms; and
•
We may be subject to claims challenging the inventorship of our intellectual property.

Risks Related to Our License Agreements with Mount Sinai:

•
We are highly dependent on the Licenses, the termination of which may prevent us from commercializing our products, and which imposes significant obligations on us;
•
Our future financial performance will depend in part on the successful integration, improvement and software updates from the Mount Sinai algorithms; and
•
Our future success depends on our ability to develop, receive regulatory clearance or approval for, and introduce the algorithms underlying the Mount Sinai Licenses to the market in a timely manner.

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

We are a development-stage medical device company with a limited operating history. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the medical device industry. To date, we have generated limited revenue from the sale of the MyoVista wavECG devices during its development stage. We have incurred losses in each year since our inception, including net losses of approximately $6.6 million and $6.4 million for Fiscal 2024 and Fiscal 2023, respectively. As of April 30, 2024, we had an accumulated deficit of approximately $67.4 million and stockholder’s equity of approximately $7.3 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for additional information.

Even if we obtain regulatory approval for sales launch of either the MyoVista wavECG or the MyoVista Insights Cloud Platform into the U.S., our future revenue will depend upon the size of the market in which the device or any future product receives approval as well as our ability to achieve sufficient market acceptance, pricing, and reimbursement from third-party payors, which we may never achieve.

We also anticipate that our expenses will increase substantially if and as we:

•
continue research and development;
•
are granted regulatory and marketing approvals;
•
establish a sales, marketing, and distribution infrastructure;
•
seek to identify, assess, acquire, license, and/or develop subsequent generations of our current products and any new products;
•
seek to maintain, protect, and expand our intellectual property portfolio;
•
seek to attract and retain skilled personnel;
•
create additional infrastructure to support our operations as a public company as well as our product development and planned future marketing efforts; and
•
experience any delays or encounter issues with respect to any of the above, including, but not limited to, failed studies, complex results, safety issues or other regulatory challenges that require longer follow-up of existing studies or additional supportive studies in order to pursue marketing approval.

We expect to continue to incur significant operating losses for the foreseeable future. As a result of the numerous risks and uncertainties associated with developing medical devices, we are unable to predict the extent of any future losses or whether we will ever achieve and maintain profitability. Further, the operating losses that we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. Other unanticipated costs may also arise.

If we are unable to maintain compliance with all applicable continued listing requirements and standards of Nasdaq, our Common Stock could be delisted from Nasdaq.

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

On August 2, 2023, we received a letter from the Staff indicating that, based upon the closing bid price of the Company’s Common Stock for the last 30 consecutive business days, the Company no longer met the requirement to maintain a minimum bid price of $1 per share (the “Minimum Bid Price Requirement”). In accordance with Nasdaq listing rules, we had until January 29, 2024 to regain compliance with the Minimum Bid Price Requirement. In the event we did not regain compliance during this period, we were eligible to seek an additional 180 calendar day compliance period if we met the Nasdaq continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the Minimum Bid Price Requirement, and provided written notice to Nasdaq of our intent to cure the deficiency during this second compliance period.

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

On May 9, 2024, the Company received a staff determination from Nasdaq to delist the Company’s securities from the Nasdaq Capital Market (the “Staff Determination”). The Staff Determination was issued because, as of May 8, 2024, the Company’s Common Stock had a closing bid price of $0.10 or less for at least ten consecutive trading days. Accordingly, the Company is subject to the provisions contemplated under Nasdaq Listing Rule 5810(c)(3)(A)(iii) (the “Low Priced Stocks Rule”).

On May 17, 2024, the Company effected the Reverse Stock Split, such that as a result of the Reverse Stock Split, every 100 shares of the Company's issued and outstanding pre-reverse split Common Stock were combined into one share of Common Stock.

On June 3, 2024, the Company received a letter from Nasdaq informing the Company that the Nasdaq Listing Qualifications staff has confirmed that the Company has regained compliance with the Minimum Bid Price Requirement, and that the Company is therefore in compliance with Nasdaq’s listing requirements. The Company's Common Stock and public warrants continue to be listed on Nasdaq.

Nasdaq Capital Market requires us to meet certain financial, public float, bid price and liquidity standards on an ongoing basis in order to continue the listing of our Common Stock and IPO Warrants. If we fail to meet these continued listing requirements, our Common Stock or IPO Warrants may be subject to delisting. If our Common Stock or IPO Warrants are delisted and we are not able to list such Common Stock and IPO Warrants on another national securities exchange, we expect our securities would be quoted on an over-the-counter market; However, if this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our Common Stock and IPO Warrants and reduced liquidity for the trading of our securities. In addition, in the event of such delisting, we could experience a decreased ability to issue additional securities and obtain additional financing in the future. There can be no assurance that in the future the we will continue to be in compliance with the Nasdaq listing rules or remain listed on Nasdaq.

Our future operating results are dependent on regulatory approval for the MyoVista wavECG hardware, the MyoVista Insights Cloud Platform, and AI-ECG algorithms , which we have not received as of the date of filing of this Annual Report on Form 10-K.

The MyoVista wavECG is our first product candidate for FDA clearance. As a result, the success of our business plan is entirely dependent on our ability to obtain regulatory approval and to subsequently develop, manufacture and launch sales of the MyoVista wavECG into the U.S. Our failure to do so would likely cause our business to fail. Successful marketing of medical devices is a complex, lengthy, costly and uncertain process, dependent on the efforts of management, manufacturers, local operators, integrators, medical professionals, third-party payors, as well as general economic conditions, among other factors. For more information, see “—Risks Related to Our Business and Industry—Our future success depends on our ability to develop, receive regulatory clearance or approval for, and introduce our products to the market in a timely manner. If we do not obtain and maintain the regulatory registrations and clearances for our products, we will be unable to market and sell in the United States, Europe or other regions.” Any factor that adversely impacts the approval, development and sales launch of the MyoVista wavECG device or the MyoVista Insights Cloud Platform into the U.S. will have a negative impact on our business, financial condition and results of operations. We are developing the MyoVista Insights Cloud Platform to offer access to multiple AI-ECG cardiovascular algorithms and, in the future, we also intend to incorporate multiple AI-ECG algorithms in the MyoVista wavECG.

We may face several challenges with respect to launching sales of our products into the U.S. including, among others, that:

•
we may fail to obtain regulatory clearance or approvals or, even if regulatory approval is obtained, we may face adverse regulatory and/or legal actions;
•
we may not have adequate financial or other resources to properly market our products or sell them in economically viable quantities;
•
we may not be able to manufacture in commercial quantities, at an adequate quality or at an acceptable cost;
•
we may not be able to establish adequate sales, marketing and distribution channels;
•
healthcare professionals and patients may not accept our products;
•
we may not be able to compete with existing solutions for cardiac screening;
•
technological breakthroughs in heart disease screening solutions may reduce the potential demand for our products;
•
third-party payors may not agree to reimburse patients for any or all of the charges related to the use of our products, which may adversely affect physicians’ adoption and use of our products; and
•
we may face third-party claims of intellectual property infringement.

If we are unable to obtain regulatory approval and accomplish any one or more of the challenges listed above, our ability to effectively launch sales of the MyoVista wavECG device, the MyoVista Insights Cloud Platform, and the associated AI-ECG algorithms into the U.S. could be limited, which in turn could have a material adverse effect on our business, financial condition and results of operations. For additional information regarding risks related to our ability to successfully develop, market and sell our products, see “—Risks Related to Our Business and Industry—Our success will be dependent upon physician acceptance.”

We will need to raise substantial additional funding, which may not be available on acceptable terms, or at all. Failure to obtain funding on acceptable terms and on a timely basis may require us to curtail, delay or discontinue our development efforts and other operations.

If we are unable to obtain funding on a timely basis, we may (i) not be able to complete the process of FDA clearance, (ii) need to significantly curtail, delay or discontinue our efforts to launch sales of our products into the U.S. if FDA clearance is achieved or (iii) be unable to continue operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations. Even if we achieve FDA clearance with the proceeds of the IPO, we expect that we will require substantial additional capital for sales launch and marketing of our products. In addition, our planned expenses and operations may change as a result of many factors that could be currently unknown to us and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors including:

•
the progress, results and costs of our ongoing and planned studies and, if applicable, clinical trials related to the use of our products as well as any future products and services;
•
the cost, timing and outcomes of regulatory review of current and any future products and services;
•
the scope, progress, results and costs of product development, testing, manufacturing, pre-clinical development and, if applicable, clinical trials for any other product that we may develop or otherwise obtain in the future;
•
the cost of our future activities, including establishing sales, marketing and distribution capabilities for our products, in any particular geography, where we receive marketing and/or regulatory approval;
•
the terms and timing of any collaborative, licensing, payment plan and/or other arrangements that we may establish;
•
the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
•
the level of revenue, if any, received from commercial sales of our products if we receive approval for sales launch of our products into the U.S.

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and launch sales of our current products as wells as any future products into the U.S. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all.

All of our assets are subject to security interests.

Our ability to service our indebtedness will depend upon, among other things, further funding. A breach of the terms and conditions of our indebtedness would likely result in an event of default. If an event of default occurs (after any applicable notice and cure periods), the lenders would be entitled to accelerate the repayment of amounts outstanding (including accrued and unpaid interest and fees). Upon such a default, the lenders could also foreclose against any collateral securing such obligations, which consists of all of our assets. In addition to the assets securing our indebtedness, our obligation to pay certain royalties to the inventor of certain specified MyoVista wavECG technology and proprietary and intellectual property rights thereto (including patents, copyright, trademarks, trade secrets and know-how) is secured by a first lien security interest. If we fail to pay those royalties, the inventor could foreclose on the technology. For more information, please see “Business—Intellectual Property.” If any such foreclosure occurred, we would likely not be able to continue to operate as a going concern.

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

Risks Related to Our Business and Industry

Our future success depends on our ability to develop, receive regulatory clearance or approval for, and introduce the MyoVista wavECG device and MyoVista Insights Cloud Platform to the market in a timely manner. If we do not obtain and maintain the regulatory registrations and clearances for our products, we will be unable to market and sell our products in the United States, Europe or other regions.

In the United States, before we can market a new medical device, or a new use of, new claim for or significant modification to, an existing product, we must first receive either approval of a Premarket Approval Application, or PMA, clearance under Section 510(k), or be granted a De Novo classification, in accordance with the FDCA. For additional information on the PMA or the De Novo classification processes, see “Business—FDA and Other Government Regulation.”

The FDA can delay, limit or deny clearance or approval of a medical device for many reasons, including:

•
we may not be able to demonstrate to the FDA’s satisfaction that our products are safe and effective for its intended use;
•
the data from our pre-clinical studies and clinical trials may be insufficient to support clearance or approval, where required;
•
the manufacturing process or facilities we use or contract to use may not meet applicable requirements; and
•
disruptions at the FDA caused by funding shortages or global health concerns, including the COVID-19 pandemic.

We previously submitted an FDA De Novo classification request in December 2019 and, following feedback and communications with the FDA during and since that submission, we have been making modifications to our device, including our proprietary algorithm. We have finished the patient recruitment and core lab work for our FDA validation study and have been undertaking device and algorithm development testing for a revised FDA submission. We had been planning a revised submission under the De Novo pathway, however, in December 2023 the FDA confirmed that we could submit the MyoVista wavECG for clearance under the 510(k) pathway following the grant by the FDA in August 2023, of an industry first De Novo clearance which created a new Class II product code for cardiovascular machine learning-based notification software. This was in respect of a hypertrophic cardiomyopathy algorithm and in late September 2023, the FDA cleared an algorithm for low ejection fraction (less than 40%) under the 510(k) pathway using this new product code. Accordingly, we are now preparing for a 510(k) FDA submission and are aiming for a submission in the first calendar quarter of 2025. Despite the time, effort and cost, we may not ultimately be successful in completing the review process and our 510(k) application may not be granted by the FDA in a timely manner or at all. Any delay or failure to obtain necessary regulatory clearances or approvals could harm our business. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for our products, which may limit the market for the device in the United States.

In order to sell the device in member countries of the EEA, our device must comply with the essential requirements of the EU Medical Device Regulation (EU) 2017/745, or EU MDR. Compliance with these requirements is a prerequisite to be able to affix the Conformité Européene, or CE, mark to our device, without which it cannot be sold or marketed in the EEA. For additional information on the PMA or the De Novo classification processes, see “Business—FDA and Other Government Regulation.”

The Company previously achieved a CE Mark under the MDD in February 2017. The Medical Device Directive was established on June 14, 1993 but the MDD regulatory framework, has since been replaced by EU MDR. In order to sell in member countries of the EEA, our devices must now comply with the essential requirements of the EU MDR. Our CE Mark issued under the MDD lapsed in February 2022 and we will need to establish compliance under EU MDR. An updated CE mark certificate under EU MDR, which we have not yet obtained, would entitle the Company to market the MyoVista wavECG in the European Economic Area as well as other countries for which CE Mark represents an appropriate regulatory standard.

Sales of our products outside of the United States and the EEA are also subject to foreign regulatory requirements that vary widely from country to country. Approval procedures vary among countries and can involve additional testing. Complying with foreign regulatory requirements, including obtaining registrations, clearances or approvals, can be expensive and time-consuming, and we may not receive regulatory clearances or approvals in each country in which we plan to market our products or we may be unable to do so on a timely basis. If we modify our devices, we may need to apply for additional regulatory clearances or approvals before we are permitted to sell the modified device. In addition, we may not continue to meet the quality and safety standards required to maintain the authorizations that we have received. If we are unable to maintain our authorizations in a particular country, we will no longer be able to sell the applicable device in that country.

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

Our future growth and profitability largely depend on our ability to increase physician awareness of the MyoVista wavECG device and the MyoVista Insights Cloud Platform as well as the willingness of hospitals, physicians, patients and/or third-party payors to use it. These parties may not use our products unless they are able to determine, based on experience, clinical data, medical society recommendations and other analyses, that our products are safe, effective and cost-effective, on a stand-alone basis and relative to our competitors’ products. If we fail to deliver products that physicians want to use, our revenue potential, financial results and business may be significantly harmed. Even if we are able to deliver a superior device and are able to raise physician awareness of our products through effective marketing, physicians tend to be slow in making changes to their medical treatment practices and may be hesitant to select one of our devices as their preferred diagnostic device for a variety of reasons, including:

•
long-standing relationships with competing companies and distributors that sell competing devices;
•
lack of experience with our products and concerns that we are new to market;
•
lack or perceived lack of sufficient clinical evidence, including long-term data, supporting safety or clinical benefits; and
•
time commitment and skill development that may be required to gain familiarity and proficiency with our products.

Physicians play a significant role in determining the course of a patient’s treatment and, as a result, the type of treatment that will be utilized and provided to a patient. We intend to focus our sales, marketing and education efforts on educating cardiologists and any other potential referring physicians. However, if physicians do not perceive our products to be useful and reliable, we may not be able to attract or retain customers.

If third-party payors do not provide adequate coverage and reimbursement for the use of the MyoVista wavECG, MyoVista Insights Cloud Platform and associated AI-ECG algorithms our revenue will be negatively impacted.

Our products do not currently have coverage and reimbursement approved for third-party payor coverage or reimbursement. Such reimbursement, if and when approved, will vary based on the identity of the third-party.

Our ability to successfully launch sales of our products into the U.S. and achieve market acceptance of our products depends, in significant part, on the availability of adequate financial coverage and reimbursement from third-party payors, including governmental payors (such as the Medicare and Medicaid programs in the U.S.), managed care organizations and private health insurers. Third-party payors decide which treatments they will cover and then establish reimbursement rates for those treatments. If approved and successfully marketed, we expect that our products may be used by hospitals and other providers who will then seek reimbursement from third-party payors for the use of our products and, in many cases, the decision whether or not to purchase our products will be dependent upon whether or not such purchaser will be able to seek reimbursement.

Increasingly, third-party payors are also examining the cost effectiveness of products, in addition to their safety and efficacy, when making coverage and payment decisions. Third-party payors have also instituted initiatives to limit the growth of healthcare costs using, for example, price regulation or controls and competitive pricing programs. Some third-party payors also require demonstrated superiority, on the basis of randomized clinical trials, or pre-approval of coverage, for new or innovative devices before they will reimburse healthcare providers who use such devices. Additionally, there is no uniform policy for coverage and reimbursement in the U.S., and coverage and reimbursement can differ significantly from payor to payor. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from the Medicare coverage determination process. It is uncertain whether our products will be viewed as sufficiently cost effective to warrant coverage and adequate reimbursement levels for use in any given jurisdiction.

We expect to engage with the American Medical Association, or AMA, and American College of Cardiology to gain approval for use of the standard ECG reimbursement coding for the conventional ECG functions of the MyoVista wavECG device. We will also seek to have private third-party payors provide reimbursement for the use of our proprietary AI-ECG algorithms. We cannot assure you that these efforts will be successful in obtaining third-party payor reimbursement. The lack of reimbursement from third-party payors would have an adverse effect on our revenues, which could have an adverse effect on our business, financial condition and results of operations.

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

The MyoVista wavECG device consists mostly of off-the-shelf components and once we are able to sell the MyoVista wavECG, we will need to rely on third parties to supply components and assemble the components into a completed device. Any third-party supplier that we work with, and may eventually depend on, could encounter problems during sourcing and manufacturing that could delay or impede such supplier’s ability to meet our requirements. Any reliance on these third-party suppliers will also subjects us to other risks that could harm our business, including:

•
we are not currently a major customer of any of our suppliers, and these suppliers may therefore give other customers’ needs higher priority than ours;
•
we may not be able to obtain an adequate supply in a timely manner or on commercially reasonable terms;
•
our suppliers may make errors in manufacturing that could negatively affect the efficacy or safety of our devices or cause delays in shipment;
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

Interruptions in computing and data management cloud systems could impair the delivery of our cardiac cloud-based diagnostic services.

The success of our products and services will be dependent upon our ability to perform computing functions associated with our cardiac focused AI-ECG algorithms and data management. The diagnostic processing functions rely on the uninterrupted availability of third-party cloud based computational and data management services. Availability of the cloud-based infrastructure is a critical link in our ability to deliver our services and could have a material adverse effect on our business and operating results. Furthermore, loss of data due to catastrophic events at the sites for these cloud-based computer systems could cause permanent harm to our customers. These adverse events associated with the unavailability of our cloud based computational infrastructure could result in liability, claims and litigation against us for damages or injuries resulting from the disruption in service.

Our systems are also expected to be vulnerable to damage or interruption in cloud computational services from earthquakes, floods, fires, power loss, technical failures, terrorist attacks, computer viruses, break-ins, sabotage, and acts of vandalism. Despite any precautions that we may take, the occurrence of a natural disaster or other unanticipated problems could result in lengthy interruptions in these services.

Our proprietary data analytics engine may not operate properly, which could damage our reputation, give rise to claims against us or divert application of our resources from other purposes, any of which could harm our business and operating results.

The ECG data that is gathered through our products is evaluated using AI-based ECG algorithms that are part of our service. The continuous development, maintenance and operation of our deep-learned backend data analytics engine is expensive and complex, and may involve unforeseen difficulties including material performance problems, undetected defects or errors. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our proprietary algorithms from operating properly. We may also attempt to develop new capabilities and incorporate new technologies, including AI, which could impact our data analytics platform’s performance. If our data analytics platform does not function reliably or fails to meet physician or payor expectations in terms of performance, physicians may stop prescribing our service and payors may attempt to deny coverage or payment for our products.

Any unforeseen difficulties we encounter in our existing or new software, cloud-based applications, telecommunication service providers, and analytics services, and any failure by us to identify and address them could result in loss of revenue or market share, diversion of development resources, injury to our reputation, increased service and maintenance costs, a recall of our products, modification of allowed indications, or a loss of regulatory approval of our products. Correction of defects or errors could prove to be impossible or impracticable. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating results.

Medical device development is costly and involves continual technological change in order to remain competitive which may render our products obsolete.

Even if we are successful in obtaining regulatory clearance or approval for our products and are able to launch sales of our products into the U.S., our future success will depend on our ability to enhance our products as well as develop or acquire new technologies to keep pace with technological developments, evolving industry standards, as well as responses to changes in customer needs and expectations. The market for medical devices is unique due to factors such as: rapid technological change, medical advances, short device lifecycles, changing regulatory requirements and evolving industry standards.

Any one of these factors could either reduce potential demand for our products or require substantial resources and expenditures for, among other things, research, design and development, to avoid technological or market obsolescence. A failure to adequately develop enhancements and improvements to our products or acquire new devices that will address changing technologies and customer requirements adequately, or to introduce such devices on a timely basis, may have a material adverse effect on our business, financial condition and results of operations. We might have insufficient financial resources to improve our products at a competitive rate, if at all. Technological advances by one or more competitors or future entrants into the field may result in our products becoming non-competitive or obsolete, which may adversely affect our business and results of operations.

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

Medical device markets, and more specifically ECG technologies and solutions markets, are competitive, which can lead to, among other things, price reductions, longer selling cycles, lower product margins, loss of market share and additional working capital requirements. To succeed, we must, among other critical matters, gain consumer acceptance for our products as compared to other solutions currently available in the cardiac screening market or advanced cardiac screening offering. For more information regarding risks related to our dependence on physician acceptance, see “— Our success will be dependent upon physician acceptance.”

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

Our management may need to divert its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require capital expenditures and may divert financial resources from other projects, such as the development of additional medical device products. If our management is unable to effectively manage our growth, our expenses may increase more than expected. Our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to market and sell medical device products and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

As of July 26, 2024, we had 15 full-time employees and several independent consultants. Our future growth and success depend, to a large extent, on the continued service of members of our current management. Any of our employees and contractors may leave our Company or discontinue services at any time. Our operational success will substantially depend on the continued employment of our management, including our executive officers, technical staff and other key personnel. We do not currently maintain key person life insurance policies on any of our employees. The loss of key personnel may have an adverse effect on our operations and financial performance and adversely affect our ability to execute our business plan.

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

Since we anticipate conducting business outside of the U.S., we anticipate that we will be subject to rules and regulations in non-U.S. jurisdictions. In some countries, pricing may be subject to governmental control under certain circumstances. In these countries, pricing negotiations with governmental agencies can take considerable time after the receipt of marketing approval for a medical device. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our products to other available products. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

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

Our business exposes us to an inherent risk of potential product liability, warranty or similar claims and product recalls. The medical device industry has historically been litigious, and we face financial exposure to product liability, warranty or similar claims if the use of our products were to cause or contribute to injury or death. There is also the possibility that defects in the design or manufacture of the MyoVista wavECG device may necessitate a product recall. Although we plan to maintain product liability insurance, the coverage limits of these policies may not be adequate to cover future claims. In the future, we may be unable to maintain product liability insurance on acceptable terms or at reasonable costs and such insurance may not provide us with adequate coverage against potential liabilities. A product liability claim, regardless of merit or ultimate outcome, or any product recall could result in substantial costs to us, damage to our reputation, customer dissatisfaction and frustration and a substantial diversion of management attention. A successful claim brought against us in excess of, or outside of, our insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

Our business and operations would suffer in the event of computer system failures, cyber-attacks or a deficiency in our cybersecurity.

Despite the implementation of security measures and safeguards intended to secure our data against impermissible access and to preserve the integrity and confidentiality of our data, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, including under data privacy and protection laws, damage to our reputation, disruption to our operations, and the further development of our products. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology, or IT, and infrastructure, we may be vulnerable to cyber-attacks by hackers or viruses or breached due to employee error, malfeasance or other disruptions. We rely extensively on IT systems, networks and services, including internet sites, data hosting and processing facilities and tools, physical security systems and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third parties or their vendors, to assist in conducting our business. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by our workforce, others with authorized access to our systems or unauthorized persons could negatively impact operations. The ever- increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional dissemination or intentional destruction of confidential information stored in our or our third-party providers’ systems, portable media or storage devices. We could also experience a business interruption, theft of confidential information or reputational damage from industrial espionage attacks, malware or other cyber- attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third- party providers. Although the aggregate impact on our operations and financial condition has not been material to date, we may become the target of events of this nature and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent in the industry. There can be no assurance, however, that our efforts will prevent breakdowns or breaches to our or our third-party providers’ databases or systems that could materially and adversely affect our business, financial condition and results of operations. For a discussion of our management of cybersecurity risks, see Item 1C, "Cybersecurity".

Our business may be impacted by changes in general economic conditions.

Our business is subject to risks arising from changes in domestic and global economic conditions, including adverse economic conditions in the markets in which we operate, which may harm our business. If our future customers significantly reduce spending in areas in which our technology and products are utilized, or prioritize other expenditures over our technology and products, our business, financial condition, results of operations and prospects would be materially adversely affected.

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

Our business and operations, and the operations of our suppliers and customers, have been in the past, and may in the future be adversely affected by epidemics, pandemic or other public health crises such as the COVID-19 pandemic outbreak.

We may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases. The outbreak of COVID-19 evolved into a global pandemic as COVID-19 spread to many regions of the world. The pandemic caused states of emergency to be declared in various countries, travel restrictions to be imposed globally and quarantines established in certain jurisdictions. The extent to which COVID-19 impacts our business and operating results may continue to depend on future developments that are uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, including variants, and the actions to contain COVID-19 or treat its impact, among others.

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

Risks Related to Product Development and Regulatory Approval

Our products and operations are subject to extensive government regulation and oversight both in the U.S. and abroad, and our failure to comply with applicable requirements could harm our business.

Our products are subject to extensive regulation in the U.S. and elsewhere, including by the FDA and its foreign counterparts, the U.S. Department of Justice, or the DOJ, and the HHS. The FDA and foreign regulatory agencies regulate, among other things, with respect to our device: design, development and manufacturing; non-clinical and clinical testing, safety, efficacy, labeling, content and language of instructions for use and storage; clinical trials; product safety; establishment registration and device listing; marketing, sales and distribution; pre-market clearance and approval; conformity assessment procedures; record keeping procedures; advertising and promotion; recalls and field safety corrective actions; post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to occur, could lead to death or serious injury; post-market approval studies; and product import and export.

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

If and when our products are ready for sales launch into the U.S., modifications to our marketed products may require new 510(k) clearances or may require us to cease marketing or recall the modified products until clearances or approvals are obtained.

If a 510(k) classification is granted, any future modifications to the devices may require us to obtain FDA approval prior to implementing the change. The FDA requires every manufacturer to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance. A manufacturer may determine that a modification could not significantly affect safety or efficacy and does not represent a major change in its intended use, so that no new clearance or approval is necessary. The FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We may make modifications or add additional features in the future that we believe, based on FDA’s regulatory framework, do not require a new 510(k) clearance or PMA. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications or even a PMA for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant enforcement actions. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, product introductions or modifications could be delayed or cancelled, which could adversely affect our ability to grow our business.

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

Initiating and completing clinical studies necessary to support any future PMA or De Novo applications, and additional safety and efficacy data beyond that typically required for a 510(k) clearance, for our possible future product candidates, will be time-consuming and expensive and the outcome uncertain. Moreover, the results of early clinical studies are not necessarily predictive of future results, and any product we advance into clinical studies may not have favorable results in later clinical studies. The results of preclinical studies and clinical studies of our devices conducted to date and ongoing or future studies and studies of our current, planned or future products may not be predictive of the results of later clinical studies, and interim results of a clinical trial do not necessarily predict final results. Our interpretation of data and results from our clinical studies do not ensure that we will achieve similar results in future clinical studies. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their products performed satisfactorily in preclinical studies and earlier clinical studies have nonetheless failed to replicate results in later clinical studies. Products in later stages of clinical studies may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and earlier clinical studies. Failure can occur at any stage of clinical testing. Our clinical studies may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and non-clinical testing in addition to those we have planned.

The initiation and completion of any clinical studies may be prevented, delayed, or halted for numerous reasons. We may experience delays in our ongoing clinical studies for a number of reasons, which could adversely affect the costs, timing or successful completion of our clinical studies, including related to the following:

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

Clinical studies must be conducted in accordance with the laws and regulations of the FDA and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and IRBs at the medical institutions where the clinical studies are conducted. Conducting successful clinical studies will require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical studies and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators, support staff, and proximity of patients to clinical sites and able to comply with the eligibility and exclusion criteria for participation in the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical studies if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our products or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts.

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

Development of sufficient and appropriate clinical protocols to demonstrate safety and efficacy are required and we may not adequately develop such protocols to support clearance and approval. Further, the FDA may require us to submit data on a greater number of patients than we originally anticipated and/or for a longer follow-up period or change the data collection requirements or data analysis applicable to our clinical studies. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays in the approval and attempted sales launch of our products in the U.S. or result in the failure of the clinical trial. In addition, despite considerable time and expense invested in our clinical studies, the FDA may not consider our data adequate to demonstrate safety and efficacy. Such increased costs and delays or failures could adversely affect our business, operating results and prospects.

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

If the third parties on which we rely to conduct our clinical studies and to assist us with pre-clinical development do not perform as required or expected, we may be delayed or unable to obtain regulatory clearance or approval for sales launch of our products in the U.S.

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

If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical studies may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully launch sales of, our products on a timely basis, if at all, and our business, operating results and prospects may be adversely affected.

We may encounter substantial delays in our clinical studies, or we may fail to demonstrate specificity and sensitivity to the satisfaction of applicable regulatory authorities.

Before obtaining marketing approval from regulatory authorities for sales launch of our products into the U.S., we must conduct extensive clinical studies to demonstrate its specificity and sensitivity. Clinical testing is expensive, time consuming and uncertain as to the outcome. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. Our clinical studies involve adults and, before we are permitted to enroll them in clinical studies, we must demonstrate that although the research may pose a risk to the subjects, there is a prospect of direct benefit to each patient. We must do so to the satisfaction of each research site’s IRB. If we fail to adequately demonstrate this to the satisfaction of the relevant IRB, it will decline to approve the research, which could have significant adverse consequences for us.

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

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. We may also be required to conduct additional safety, efficacy and comparability studies before we will be allowed to start clinical studies. Clinical study delays could also shorten any periods during which our products have patent protection and may allow our competitors to market products in the U.S. before we do, which could impair our ability to successfully launch sales of and market our product candidates and may harm our business and results of operations.

The results of future clinical studies may not support additional or new claims for future products or may result in the discovery of adverse side effects.

We cannot be certain that the results of our future clinical studies will support our claims for our current products or any future product claims or that the FDA will agree with our conclusions regarding them. Success in pre-clinical studies and early clinical studies does not ensure that later clinical studies will be successful, and we cannot be sure that the later studies will replicate the results of prior studies and pre-clinical studies. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for the proposed indicated uses, which could cause us to abandon a product candidate and may delay development of others. Any delay or termination of our clinical studies will delay the filing of our product submissions and, ultimately, our ability to launch sales of our product candidates and generate revenues. It is also possible that patients enrolled in clinical studies will experience adverse side effects that are not currently part of the future product’s profile.

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
•
clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared products;
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

The MyoVista wavECG device must be manufactured in accordance with federal, state and foreign regulations, and we could be forced to recall our devices or terminate production if we fail to comply with these regulations.

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

The misuse or off-label use of our products may harm our reputation in the marketplace, could potentially cause harm to the patient and lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.

Advertising and promotion of our future products that obtains approval in the United States may be heavily scrutinized by the FDA, the DOJ, HHS, state attorneys general, members of Congress, and the public. In addition, advertising and promotion of any future product that obtains approval outside of the United States will be heavily scrutinized by comparable foreign regulatory authorities.

We expect that, if cleared or approved, our products will also be cleared by the requisite regulatory authorities for specific indications. We expect to train our marketing personnel and direct sales force to not promote our products for uses outside of the FDA-approved indications for use, known as “off-label uses.” Physicians may use our devices off-label, when in the physician’s independent professional medical judgment, he or she deems it appropriate as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. There may be increased risk of injury to patients if physicians attempt to use our devices off-label. Furthermore, the use of our devices for indications other than those approved by the FDA or approved by any foreign regulatory body may not effectively treat such conditions, which could harm our reputation in the marketplace among healthcare providers and patients.

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

In addition, if our devices are cleared or approved, healthcare providers may misuse our devices or use improper techniques if they are not adequately trained, potentially leading to injury and an increased risk of product liability. If our devices are misused or used with improper technique, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizeable damage awards against us that may not be covered by insurance.

Our devices may cause or contribute to adverse medical events or be subject to failures or malfunctions that we are required to report to the FDA, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, financial condition and results of operations. The discovery of serious safety issues with our device, or a recall of our devices either voluntarily or at the direction of the FDA or another governmental authority, could have a negative impact on us.

If our products receive clearance, authorization, or approval, we will be subject to the FDA’s medical device reporting regulations and similar foreign regulations, which require us to report to the FDA when we receive or become aware of information that reasonably suggests that one or more of our devices may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur, could cause or contribute to a death or serious injury. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the product. If we fail to comply with our reporting obligations, the FDA or other regulatory bodies could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device clearance or approval, seizure of our device or delay in clearance or approval of future products.

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

The MyoVista wavECG device may in the future be subject to product recalls that could harm our reputation, business and financial results.

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

Legislative or regulatory reforms in the United States or the European Union may make it more difficult and costly for us to obtain regulatory clearances or approvals for our devices or to manufacture, market or distribute our devices after clearance or approval is obtained.

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

Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. In the United States and some foreign jurisdictions, there have been, and continue to be, legislative and regulatory changes and proposed changes regarding the healthcare system and how its costs should be controlled or managed. Certain of these proposals could limit the prices we are able to charge for our devices or the coverage and reimbursement available for our devices and could limit the acceptance and availability of our products. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that are directed at containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future or their full impact. Additionally, it remains unclear how any new legislation or regulation might affect the prices we may obtain for any of our products for which regulatory approval is obtained. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or market our device.

Recently, there has been heightened governmental scrutiny over the manner in which companies set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal legislation designed to bring transparency to product pricing and reduce the cost of products and services under government healthcare programs. Additionally, individual states in the United States have also increasingly passed legislation and implemented regulations designed to control product pricing, including price or reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what products to purchase, and which suppliers will be included in their healthcare programs. Adoption of price controls and other measures designed to restrict spending or purchasing power may prevent or limit our ability to generate revenue and attain profitability.

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

The General Data Protection Regulation (the “GDPR”), which went into effect in May 2018, imposes stringent requirements for controllers and processors of personal data of individuals within the EEA. As Switzerland and the United Kingdom are not part of the European Union they enforce separate laws governing personal data, which are derived from or directly based on the GDPR. The GDPR applies to any company established in the EEA as well as to those outside the EEA if they collect, process, and use personal data in connection with the offering of goods or services to individuals in the EEA or the monitoring of their behavior. The GDPR, together with national legislation, regulations and guidelines of the EEA countries governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions involve the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EEA to jurisdictions deemed to have inadequate data protection laws, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for breaches of the data protection obligations. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater.

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the European Union, or EU, and the United States remains uncertain. In 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union, (the “CJEU”). While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. The European Commission has published revised standard contractual clauses for data transfers from the EEA: the revised clauses must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must have been migrated to the revised clauses by December 27, 2022. If applicable, we would be required to implement the revised standard contractual clauses, in relation to relevant existing contracts and certain additional contracts and arrangements, within the relevant time frames. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain effective patent rights for our products, we may not be able to compete effectively in our markets. If we are unable to protect the confidentiality of our trade secrets or know-how, such proprietary information may be used by others to compete against us.

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

Further, there is no assurance that all potentially relevant prior art relating to our patent applications has been found, which can invalidate a patent or prevent a patent from being issued from a pending patent application. Even if patents are successfully issued, and even if such patents cover our products, third parties may challenge their validity, enforceability, or scope, which may result in such patents being narrowed, found unenforceable or invalidated. Furthermore, even if they are unchallenged, our patent applications and any future patents may not adequately protect our intellectual property, products and provide exclusivity for our new products or future services or prevent others from designing around our claims. Furthermore, there is no guarantee that third parties will not infringe or misappropriate our patents or similar proprietary rights. In addition, there can be no assurance that we will not have to pursue litigation against other parties to assert its rights.

Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

If we cannot obtain and maintain effective patent rights for our products, we may not be able to compete effectively, and our business and results of operations would be harmed.

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

Intellectual property rights of third-parties could adversely affect our ability to market our products, and we might be required to litigate or obtain licenses from third parties in order to develop or market our products. Such litigation or licenses could be costly or not available on commercially reasonable terms.

It is inherently difficult to conclusively assess our freedom to operate without infringing on third-party rights. Our competitive position may be adversely affected if existing patents or patents resulting from patent applications issued to third parties in the future or other third-party intellectual property rights are held to cover our products or elements thereof, or our manufacturing or uses relevant to our development plans. In such cases, we may not be in a position to develop or market products or services unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may also be pending patent applications that if they result in issued patents, could be alleged to be infringed by our new products or services. If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, be forced to abandon our new products or services or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing new products and services. As our industries expand and more patents are issued, the risk increases that our products may be subject to claims of infringement of the patent rights of third parties.

Third parties may assert that we are employing their proprietary technology without authorization. There maybe third-party patents or patent applications with claims to materials, designs or methods of manufacture related to the use or manufacture of our products. There may be currently pending patent applications or continued patent applications that may later result in issued patents that our products may infringe. In addition, third parties may obtain patents or services in the future and claim that use of our technologies infringes upon these patents.

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

Competitors may use our technologies develop their own products or services in jurisdictions where we have not obtained patent protection to and may export infringing products or services to territories where we have patent protection, but where patents are not enforced as strictly as they are in the United States. These products or services may compete with our devices or services. Future patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Risks Related to Our License Agreements with Mount Sinai

We are highly dependent on the Licenses, the termination of which may prevent us from commercializing our products, and which imposes significant obligations on us.

We are highly dependent on the intellectual property licensed from Mount Sinai, pursuant to which we aim to incorporate the licensed technology for use and development in our MyoVista products. Other products or services we may develop also may rely on the same technology. In the event that we fail to uphold development obligations under our Licenses with Mount Sinai, Mount Sinai could terminate our Licenses. Any termination of the Licenses resulting in the loss of the licensed rights would prevent us from marketing and selling our anticipated MyoVista products and any other products or services we may develop based on such underlying licensed technology. Any termination of the exclusivity of the license, in those cases where applicable, could damage our competitive position within the marketplace.

Furthermore, the License Agreements impose significant obligations on us. We will be required to pay Mount Sinai royalties in low-single digit percentages of annual net sales of licensed products sold by us and a share of any sublicense revenue received by us from sublicensees of the licensed products as well as achieve the milestones prescribed by the License Agreements and Securities Purchase Agreement.

Our future financial performance will depend in part on the successful integration, improvement and software updates from the Mount Sinai algorithms.

Our future financial performance will depend in part on our ability to influence, anticipate, identify and respond to changing consumer preferences and needs and the technologies relating to the care and treatment of heart disease. We can provide no assurances that the Mount Sinai algorithms and products will be successfully integrated, achieve significant commercial success and gain meaningful market share. We may not correctly anticipate or identify trends in consumer preferences or needs or may identify them later than competitors do. In addition, difficulties in manufacturing or in obtaining regulatory approvals due to integrating the Mount Sinai algorithms or providing a cloud-based environment to host the algorithms may delay or prohibit our algorithm-based product offerings from completing the development process. Further, we may not be able to develop improvements and software updates to our “EKG” product at a cost that allows us to meet our goals for profitability. Service costs relating to our product may be greater than anticipated and we may be required to devote significant resources to address any quality issues associated with our product.

Failure to successfully introduce, improve or update our products on a cost-effective basis, or delays in customer decisions related to the evaluation of our products could cause us to lose market acceptance and could materially adversely affect our business, financial condition and results of operations.

Our future success depends on our ability to develop, receive regulatory clearance or approval for, and introduce the algorithms underlying the Mount Sinai Licenses to the market in a timely manner. If we do not obtain and maintain the regulatory registrations and clearances for the algorithms, we will be unable to market and sell our products utilizing the Licenses in the United States, Europe or other regions.

In the United States, before we can market a new medical device, or a new use of, new claim for or significant modification to, an existing product, we must first receive either approval of a Premarket Approval Application, or PMA, clearance under Section 510(k), or be granted a De Novo classification, in accordance with the FDCA. For additional information on the PMA or the De Novo classification processes, see “Business — FDA and Other Government Regulation.”

The FDA can delay, limit or deny clearance or approval of a medical device for many reasons, including:

•
we may not be able to demonstrate to the FDA’s satisfaction that the algorithms underlying the Mount Sinai Licenses are safe and effective for its intended use;
•
the data from our pre-clinical studies and clinical trials may be insufficient to support clearance or approval, where required; and
•
the manufacturing process or facilities we use or contract to use may not meet applicable requirements.

Sales of our products outside of the United States and the EEA are also subject to foreign regulatory requirements that vary widely from country to country. Approval procedures vary among countries and can involve additional testing. Complying with foreign regulatory requirements, including obtaining registrations, clearances or approvals, can be expensive and time-consuming, and we may not receive regulatory clearances or approvals in each country in which we plan to market our device, or we may be unable to do so on a timely basis. If we modify our device, we may need to apply for additional regulatory clearances or approvals before we are permitted to sell the modified device. In addition, we may not continue to meet the quality and safety standards required to maintain the authorizations that we have received. If we are unable to maintain our authorizations in a particular country, we will no longer be able to sell the applicable device in that country.

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

The market price of our Common Stock may be highly volatile and subject to wide fluctuations in response to a variety of factors and risks, many of which are beyond our control. This volatility could be the result of a variety of factors, which include:

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

Future sales and issuances of our Common Stock or rights to purchase our Common Stock, including pursuant to our Equity Incentive Plan and other equity securities could result in dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell Common Stock or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell Common Stock or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our Common Stock. As of July 26, 2024, there were 855,966 shares of our Common Stock outstanding. In addition, as of July 26, 2024 there were 380,440 shares of Series C Preferred Stock outstanding that, as of such date, were convertible into 72,546 shares of Common Stock and options and warrants exercisable for 84,170 shares of our Common Stock.

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

Prior to the completion of the IPO, we had been a private company with limited accounting personnel to adequately execute our accounting processes and limited supervisory resources with which to address our internal control over financial reporting. While a private company, we had not designed or maintained an effective control environment as required of public companies under the rules and regulations of the SEC. Management and our independent registered public accounting firm, Haskell & White LLP, identified several material weaknesses in our internal control over financial reporting in connection with our preparation and the audits of our financial statements for Fiscal 2024.

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

During Fiscal 2024, we have taken and continue to take remedial steps to improve our internal controls over financial reporting, which includes establishing a more robust process related to review of complex accounting transactions, preparation of account reconciliations, and review of journal entries. Our Chief Financial Officer frequently attends continuing education for updates on accounting policies and procedures. We cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. Management is monitoring the effectiveness of these and other processes, procedures and controls and will make any further changes deemed appropriate. Management believes the foregoing actions will effectively remediate the material weaknesses, however, our material weaknesses will not be considered remediated until controls are in place for a period of time, the controls are tested, and management concludes that the controls are properly designed and operating effectively. As a result, the timing of when we will be able to fully remediate the material weaknesses is uncertain. If the steps we take do not remediate the material weaknesses in a timely manner, there could continue to be a reasonable possibility that these control deficiencies or others would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. This, in turn, could jeopardize our ability to comply with our reporting obligations, limit our ability to access the capital markets and adversely impact our stock price.

Our independent registered public accounting firm was not required to perform an evaluation of our internal control over financial reporting as of either April 30, 2024 or April 30, 2023 in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting in the future as required by reporting requirements under Section 404 of the Sarbanes-Oxley Act.

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

As of July 26, 2024 our principal shareholders, officers and directors beneficially own approximately 14.3% of our Common Stock. They will therefore be able to exert significant control over matters submitted to our shareholders for approval.

As of July 26, 2024, our principal shareholders, officers and directors beneficially owned approximately 14.3% of the outstanding shares of our Common Stock, including shares issuable pursuant to antidilution provisions set forth in the Series C Preferred Stock. This significant concentration of share ownership may adversely affect the trading price for our Common Stock because investors often perceive disadvantages in owning shares in companies with controlling shareholders. As a result, these shareholders, if they acted together, could significantly influence or even unilaterally approve matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these shareholders may not always coincide with our interests or the interests of other shareholders. For more information regarding the beneficial ownership of such principal shareholders, officers and directors, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”

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

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our Common Stock or IPO Warrants less attractive to investors.

We are an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act, and for as long as we continue to be an emerging growth company, we may choose to take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” In particular, while we are an “emerging growth company,” among other exemptions, we will:

•
not be required to engage an independent registered public accounting firm to report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•
not be required to comply with the requirement in Public Company Accounting Oversight Board Auditing Standard 3101, The Auditor’s Report on an Audit of Financial Statements When the Auditor Expresses an Unqualified Opinion, to communicate critical audit matters in the auditor’s report;
•
be permitted to present only two years of audited financial statements and only two years of related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our periodic reports and registration statements, including in this prospectus;
•
not be required to disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation; or
•
not be required to submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay,”“say-on-frequency,” and “say-on-golden parachutes.”

In addition, the JOBS Act also permits an emerging growth company such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies, meaning that we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period and, as a result, our financial statements may not be comparable with similarly situated public companies.

We will remain an “emerging growth company” until the earliest to occur of (1) our reporting of $1.235 billion or more in annual gross revenue; (2) our becoming a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (3) our issuance, in any three-year period, of more than $1.0 billion in non-convertible debt; and (4) the last day of our fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement.

We cannot predict if investors may find our Common Stock or IPO Warrants less attractive if we rely on the exemptions and relief granted by the JOBS Act. For example, if we do not adopt a new or revised accounting standard, our future results of operations may not be as comparable to the results of operations of certain other companies in our industry that adopted such standards. If some investors find our Common Stock or IPO Warrants less attractive as a result, there may be a less active trading market for our Common Stock or IPO Warrants and our stock price may decline and/or become more volatile.

Anti-takeover provisions could make a third party acquisition of us difficult.

Our amended and restated certificate of formation and amended and restated bylaws eliminate the ability of shareholders to take action by less than unanimous written consent. This provision could make it more difficult for a third party to acquire us without the approval of our board. In addition, the Texas Business Organizations Code (the “TBOC”) also contains certain provisions that could make an acquisition by a third party more difficult.

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

Item 1B. Unresolved Staff Comments.

None

Item 1C. Cybersecurity

Risk Management and Strategy

We utilize a combination of manual processes, specialized software and automated tools, and third-party assessments to assist with our cybersecurity efforts. We engage third-party service providers, with significant information technology and cybersecurity experience, to assist with designing, implementing and managing our information technology infrastructure and cybersecurity program. We consider the cybersecurity practices of our third-party service providers, including through a general security assessment and contractual requirements, as appropriate, before engaging them in order to help protect us from any related vulnerabilities.

Governance

Our third party service provider, alongside our senior management leads the operational oversight of the company-wide cybersecurity strategy, policy, standards and processes. As a smaller reporting Company, we do not have an employee who has significant and demonstrated professional IT management experience and possesses the requisite education, skills and experience expected to perform such a duty. The audit committee of the board of directors intends to provide oversight of our cybersecurity risk as part of its periodic review of enterprise risk management. Additionally, the board of directors intends to review our enterprise risk management processes and will be notified by management between management updates regarding significant new cybersecurity threats or incidents.

As of the date of this Annual Report on Form 10-K, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. No matter how well designed or implemented our internal controls are, we will not be able to anticipate all cybersecurity threats, and we may not be able to implement effective preventive or detective measures against such security breaches in a timely manner. While we maintain insurance that may cover certain liabilities in connection with certain disruptions, security breaches, and incidents, there can be no guarantee that our insurance coverage will be adequate to compensate us for the potential losses.

Item 2. Properties.

The Company leases a 4,634 square foot suite located at 550 Reserve Street, Suite 360, Southlake, Texas 76092, pursuant to an Office Lease, dated May 2, 2017, by and between the Company and GPI-MT, LP. The lease was a 64-month lease and was amended on September 27, 2022, extending the lease term for an additional 64 months, commencing on February 1, 2023 and expiring on May 31, 2028. We consider our current office space sufficient to meet our anticipated needs for the foreseeable future and believe it is suitable for the conduct of our business.

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

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock and IPO Warrants are traded on Nasdaq under the symbols “HSCS” and “HSCSW,” respectively. The closing price of our Common Stock and IPO Warrants on Nasdaq on July 26, 2024 was $4.58 and $0.03, respectively.

Holders

As of July 26, 2024, there were approximately 292 holders of record of our Common Stock. As many of our shares of Common Stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividend Policy

We have not paid any cash dividends on our Common Stock to date. The payment of dividends in the future will be contingent upon our revenue and earnings, if any, capital requirements and general financial condition, and will be within the discretion of our then-existing board of directors.

Recent Sales of Unregistered Securities

The following sets for information regarding all unregistered securities sold by the registrant in the three years preceding the date of this Annual Report on Form 10-K. All Common Stock share and per share data, and exercise price data for applicable Common Stock equivalents, included below have been retroactively adjusted to give effect to the Reverse Stock Split.

•
In July 2021 and November 2021, the Company issued warrants to purchase 231 shares of Common Stock in exchange for consulting services and extensions of the $1M Loan and Security Agreement and $1.5M Notes. See “Description of Securities—$1M Lender Warrants and $1.5M Lender Warrants” for a description of these warrants. These warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.
•
In August 2021, the Company issued 101 shares of Common Stock as a facility fee in connection with debt for non-cash consideration amounting to $35,000. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.
•
From October 2021 to February 2022, in connection with the 2021 Bridge Securities, the Company issued Bridge Warrants to purchase 13,677 shares of Common Stock (as adjusted following consummation of the IPO, as required under the terms of the Bridge Warrants). See “Description of Securities—Warrants issued in connection with the 2021 Bridge Financing” for a description of the Bridge Warrants. Upon consummation of the IPO, and as required under the terms of the Bridge Notes, the Company issued 16,061 shares of Common Stock and Pre-Funded Warrants to purchase 775 shares of Common Stock from the conversion of the Bridge Notes. See “Description of Securities—Warrants issued in connection with the 2021 Bridge Financing” for a description of the Pre-Funded Warrants. The Bridge Warrants and the Pre-Funded Warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The Benchmark Company, LLC served as the underwriter for the 2021 Bridge Securities and was paid $94,500 in compensation.
•
In June 2022, as a result of the IPO, as required under the terms of the $1.5M Notes, the Company issued 9,091 shares of Common Stock from the conversion of the $1.5M Notes. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) and/or Section 3(a)(9) of the Securities Act.

•
In June 2022, as a result of IPO, the Series B convertible preferred stock, par value $0.001 per share, was cancelled and we issued 7,033 shares of Common Stock to certain officers, prior directors and employees in connection with the conversion of the Series A convertible preferred stock, par value $0.001 per share.
•
In July 2022, August 2022, October 2022, February 2023, and July 2023 we issued an aggregate of 2,426 shares of Common Stock without the payment of additional consideration upon the conversion of 88,025 shares of Series C Preferred Stock by holders. Such shares of Common Stock were issued in reliance on the exemption from registration provided by Section 4(a)(2)and/or Section 3(a)(9)of the Securities Act. In accordance with Section 3(a)(9)of the Securities Act, the securities were exchanged by the Company with existing security holders in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.
•
In September 2022, we issued warrants (the “Pre-Funded Bridge Warrants”) to purchase 619 shares of Common Stock to an accredited investor in connection with the cancellation of 619 shares of Common Stock (with the issuance of such cancelled shares being deemed null and void, ab initio) pursuant to provisions in the Bridge Notes limiting the number of shares of Common Stock into which the Bridge Notes were convertible.
•
In September 2022, as a result of the Amendment No. 1 to Bridge Warrant by and between Heart Test Laboratories, Inc. and the lead investor under the Bridge SPA, dated September 8, 2022 (the “Bridge Warrant Amendment No. 1”), the number of shares of Common Stock for which the Bridge Warrants are exercisable increased by 3,172 shares. The Bridge Warrant Amendment No. 1, including the issuance of the shares of Common Stock underlying the Bridge Warrants and of the amended and restated Bridge Warrants to accredited investors, was completed in accordance with Section 3(a)(9) of the Securities Act, as securities exchanged by the Company with its existing security holders in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange, and/or Section 4(a)(2) of the Securities Act, as a transaction by an issuer not involving any public offering.
•
In January 2023, the lead investor under the Securities Purchase Agreement we entered into with the Bridge Purchasers in connection with the 2021 Bridge Financing (the “Bridge SPA”), exercised its Pre-Funded Bridge Warrants in full to acquire 1,394 shares of Common Stock at an exercise price of $0.01 per share, for a total price of $13.94.
•
In February 2023, we entered into Amendment No. 2 to Bridge Warrant by and between the Company and the lead investor under the Bridge SPA, dated February 3, 2023 (the “Bridge Warrant Amendment No. 2”), which included the issuance of the shares of Common Stock underlying the Bridge Warrants and the amended and restated Bridge Warrants to accredited investors, was completed in accordance with Section 3(a)(9) of the Securities Act, as securities exchanged by the Company with its existing security holders in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange, and/or Section 4(a)(2) of the Securities Act, as a transaction by an issuer not involving any public offering. During a period of ten business days beginning February 3, 2023 and ending February 16, 2023, the Company issued 11,736 shares of Common Stock and a pre-funded warrant to purchase 1,500 shares of Common Stock (the “Remaining Pre-Funded Bridge Warrant”) pursuant to exercises of the Bridge Warrants. The issuance of the shares of Common Stock upon the exercises of the Bridge Warrants were completed in accordance with Section 4(a)(2) of the Securities Act, as a transaction by an issuer not involving any public offering. The issuance of the Remaining Pre-Funded Bridge Warrant was completed in accordance with Section 3(a)(9) of the Securities Act. In accordance with Section 3(a)(9) of the Securities Act, the Remaining Pre-Funded Bridge Warrant was issued by the Company to its existing security holder in exchange for existing Bridge Warrants in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange. The Remaining Pre-Funded Bridge Warrant will take on the registered characteristics of the existing Bridge Warrants as in effect prior to the Bridge Warrant Amendment No. 2.
•
In March 2023, we issued warrants to purchase an aggregate amount of 2,500 shares of our Common Stock at an exercise price of $104.00 per share as consideration, in lieu of cash, for approximately $203,000 billed in respect of research and development services rendered by a third-party to the Company.
•
In March 2023, we issued 5 shares of our Common Stock to a certain unrelated third party for consideration of $20,000.

•
In July 2023, we issued 1,087 shares of Common Stock as consideration for consulting services.
•
In September 2023, we issued warrants to purchase an aggregate amount of 150 shares of our Common Stock at an exercise price of $73.00 per share as consideration for consulting services.
•
In November 2023, we issued warrants to purchase an aggregate amount of 2,400 shares of our Common Stock at an exercise price of $17.00 per share as consideration, in lieu of cash, for approximately $102,000 billed in respect of research and development services rendered by a third-party to the Company.
•
In June 2024, we issued warrants to purchase an aggregate amount of 2,000 shares of our Common Stock at an exercise price of $5.15 per share as consideration for consulting services.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither the Company nor any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) repurchased any equity securities of the Company during the year ended April 30, 2024.

Equity Incentive Plan

See “Executive Compensation — 2023 Equity Incentive Plan” section in Part III.

Transfer agent and registrar

The transfer agent and registrar for our Common Stock and IPO Warrants is Equiniti Trust Company, LLC.

Item 6. Reserved

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

Overview

We are a medical technology company focused on applying innovative AI-based technology to an ECG, also known as an “EKG,” to expand and improve an ECG’s clinical usefulness. Our objective is to make an ECG a far more valuable cardiac screening tool by expanding its clinical capability to detect a broader range of heart disease conditions through the development of AI-ECG. We are seeking to provide AI-ECG solutions in any care setting worldwide in a manner that best suits different providers, either via our cloud-based application that can receive an upload from one of the millions of ECG devices currently in clinical use or via our proprietary MyoVista wavECG device. The MyoVista wavECG, is a resting 12-lead ECG that will incorporate HeartSciences’ proprietary AI-ECG algorithm designed to provide diagnostic information related to cardiac dysfunction as well as conventional ECG information in the same test. We are also developing a cloud-based platform to host AI-ECG algorithms on an ECG hardware agnostic basis (the “MyoVista Insights Cloud Platform”). In the future, we intend to offer a range of AI-ECG algorithms, via each product. Neither the MyoVista wavECG device, MyoVista Insights Cloud Platform nor any of our AI-ECG algorithms are yet cleared for marketing by the FDA.

The AI-ECG algorithms are intended to provide diagnostic information which has traditionally required cardiac imaging. We believe, the combination of a device agnostic cloud platform and MyoVista wavECG device would allow us to offer AI-ECG solutions across a wide range of healthcare settings from large heath systems to frontline or point of care environments such as primary care. The initial revenue model for the MyoVista wavECG device, which involves the use of the MyoVista hardware, associated software and consumables for each test, is expected to be “razor-razorblade” as the cable connection to the electrodes used with the MyoVista wavECG are proprietary to HeartSciences, and new electrodes are used for every test performed. As further algorithms are made commercially available via the MyoVista wavECG or the MyoVista Insights Cloud Platform, we would expect to adopt revenue models based on algorithm usage and/or recurring subscriptions. Our MyoVista Insights Cloud Platform is being designed to fit simply into existing clinical workflows and be available to host third party AI-ECG algorithms, which increases its clinical value and our speed to market as well as reducing R&D costs associated with internal algorithm development.

On September 20, 2023, we entered into the License Agreements with Mount Sinai to commercialize a range of AI-ECG algorithms covering a range of cardiovascular conditions developed by Mount Sinai as well as a memorandum of understanding for ongoing cooperation encompassing de-identified data access, on-going research, and the evaluation of the MyoVista wavECG device.

Our future success is dependent upon receiving FDA clearances for our products and additional funding may be required as part of achieving FDA clearance and thereafter would be required to support the sales launch, provide working capital and support further R&D.

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

HeartSciences has designed or licensed algorithms designed to help address these limitations and extend the clinical capability of an ECG to detect cardiac dysfunction and other heart disease types.

Our first AI-ECG algorithm to be incorporated into the MyoVista wavECG device has been designed by the Company and applies AI-machine learning to the signal processed ECG signal to develop a proprietary algorithm designed to detect impaired cardiac relaxation, or cardiac dysfunction caused by heart disease and/or age-related cardiac dysfunction. We have been adjusting the algorithm to reflect updated echo measurement thresholds in respect of ≥60 year old patients. The change was made, and agreed with the FDA, to reflect recent clinical findings which we believe will further increase the clinical value of this algorithm.

We expect the first AI-ECG algorithm to be submitted as part of the MyoVista Insights Cloud Platform will be for detection of low ejection fraction, or systolic dysfunction, and based on one of those licensed from Mount Sinai.

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

Almost all forms of heart disease, including CAD and structural disease, affect heart muscle, or cardiac function prior to symptoms. Impaired cardiac function is first observed as impaired cardiac relaxation which is an early indicator of diastolic dysfunction and usually continues to increase in severity as heart disease progresses. The diastolic phase of the cardiac cycle occurs when the heart muscle relaxes (following contraction). Diastolic dysfunction may also be related to age-related cardiac dysfunction. Low ejection fraction, or systolic dysfunction, is a later stage of cardiac dysfunction and occurs when the heart pumps a reduced level of blood from the ventricles during contraction.

If we receive FDA clearances for our product candidates, our main target markets would be frontline healthcare environments in the U.S., to assist physician decision making in the cardiology referral process. Currently, cardiology referral decisions are often based on a patient’s risk factors and/or a conventional ECG test. Accordingly, many patients with heart disease are left undetected while no current treatment or intervention is required for most patients referred for cardiac imaging. We believe that adding the capability to detect a broader range of cardiac conditions to the standard 12-lead resting ECG could help improve cardiac referral pathways and be valuable for patients, physicians, health systems and third-party payors.

New Class II devices, such as our products, require FDA premarket review. The MyoVista wavECG device along with its proprietary software and hardware is classified as a Class II medical device by the FDA. Premarket review and clearance by the FDA for these devices is generally accomplished through the 510(k) premarket notification process or De Novo classification request, or petition process. We previously submitted an FDA De Novo classification request in December 2019 and, following feedback and communications with the FDA during and since that submission, we have been making modifications to our device, including our proprietary algorithm. We have finished the patient recruitment and core lab work for our FDA validation study and have been undertaking device and algorithm development testing for a revised FDA submission. We had been planning a revised submission under the De Novo pathway, however, in December 2023 the FDA confirmed that we could submit the MyoVista wavECG device for clearance under the 510(k) pathway following the grant by the FDA in August 2023 of an industry-first De Novo clearance which created a new Class II product code for cardiovascular machine learning-based notification software. This was in respect of a hypertrophic cardiomyopathy algorithm and in late September 2023, the FDA cleared an algorithm for low ejection fraction (less than 40%) under the 510(k) pathway using this new product code. Accordingly, we are now preparing for a 510(k) FDA submission and are aiming for a submission in the first calendar quarter of 2025. If successful, FDA clearance would provide us the ability to market and sell the MyoVista wavECG device in the U.S. and additional funding would be required to support the sales launch of the MyoVista wavECG device in the U.S., provide working capital and support further R&D.

To date we have not yet entered into a discussion with the FDA regarding the MyoVista Insights Cloud Platform or Mount Sinai licensed AI-ECG algorithms but are aiming to start that process in the current calendar year. We expect these products to fall under the 510(k) pathway and are aiming for an FDA submission of our MyoVista Insights Cloud Platform and low ejection fraction algorithm in the middle of 2025.

Recent Developments during Fiscal 2024

Going Concern

On July 29, 2024, our independent registered public accounting firm issued an opinion on our audited financial statements, included in our Annual Report on Form 10-K for the year ended April 30, 2024, that contained an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern because we have experienced recurring losses, negative cash flows from operations, and limited capital resources. These events and conditions raise substantial doubt about our ability to continue as a going concern.

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

On August 2, 2023, we received a letter from the Staff indicating that, based upon the closing bid price of the Company’s Common Stock for the last 30 consecutive business days, the Company no longer met the Minimum Bid Price Requirement. In accordance with Nasdaq listing rules, we had until January 29, 2024 to regain compliance with the Minimum Bid Price Requirement. In the event we did not regain compliance during this period, we were eligible to seek an additional 180 calendar day compliance period if we met the Nasdaq continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the Minimum Bid Price Requirement, and provide written notice to Nasdaq of our intent to cure the deficiency during this second compliance period.

We attended an August 17, 2023 hearing before the Nasdaq Hearing Panel (the “Panel”), and requested the continued listing of its securities on the Nasdaq Capital Market pending our return to compliance with the Minimum Stockholder's Equity Requirement and Minimum Bid Price Requirement.

On November 22, 2023, we were formally notified by the Panel that we have demonstrated compliance with the Minimum Stockholders’ Equity Requirement. Pursuant to Nasdaq Listing Rule 5815(d)(4)(B), we are subject to a Mandatory Panel Monitor through November 22, 2024.

On January 30, 2024, we received a letter from the Panel advising that we have been granted an additional 180-day extension to July 29, 2024, to regain compliance with the Minimum Bid Price Requirement.

On May 9, 2024, the Company received a Staff Determination from Nasdaq to delist the Company’s securities from the Nasdaq Capital Market. The Staff Determination was issued because, as of May 8, 2024, the Company’s Common Stock had a closing bid price of $0.10 or less for at least ten consecutive trading days. Accordingly, the Company is subject to the provisions contemplated under Nasdaq Listing Rule 5810(c)(3)(A)(iii) (the “Low Priced Stocks Rule”).

On May 17, 2024, the Company effected the Reverse Stock Split, such that as a result of the Reverse Stock Split, every 100 shares of the Company's issued and outstanding pre-reverse split common stock were combined into one share of Common Stock.

On June 3, 2024, the Company received a letter from Nasdaq informing the Company that the Nasdaq Listing Qualifications staff has confirmed that the Company has regained compliance with the $1.00 per share minimum bid price requirement pursuant to the Minimum Bid Price Requirement, and that the Company is therefore in compliance with Nasdaq’s listing requirements. The Company's common stock and public warrants continue to be listed on Nasdaq.

Senior Unsecured Promissory Drawdown Loan Note

On September 7, 2023, we entered into the MSW Note with MSW for an unsecured drawdown loan of up to $1,000,000, drawn in installments consisting of (i) $250,000 on or prior to September 8, 2023, (ii) $250,000 on or prior to September 20, 2023, and (iii) further drawdowns of up to $500,000 in such amounts and such times to be mutually agreed upon between the Company and MSW. In September 2023, we drew down $0.5 million pursuant to the terms of the note and issued 10,000 warrants to purchase shares of Common Stock in lieu of a facility fee.

On November 16, 2023, we entered into the MSW Note Conversion Letter Agreement with MSW. Pursuant to the MSW Note Conversion Letter Agreement, in consideration for the conversion of the aggregate principal and interest amount due under the MSW Note, on November 16, 2023, we (i) issued to MSW 31,250 shares of Common Stock at a conversion price of $16.00 per share; and (ii) entered into the MSW Warrant Amendment with MSW, amending the Existing MSW Warrants to reduce the exercise price of an aggregate of 10,000 Existing MSW Warrants to $16.00 per share. Except as expressly set forth in the MSW Warrant Amendment, the terms and provisions of the warrants held by MSW shall remain in full force and effect.

Equity Distribution Agreement

On September 18, 2023, we entered into an EDA with Maxim Group LLC as sales agent (“Maxim”) pursuant to which we may offer and sell up to $3.25 million of our shares of Common Stock in an at-the-market offering. The shares may be issued and sold from time to time through or to the placement agent acting as sales agent or principal pursuant to our shelf registration statement on Form S-3 (the “Shelf S-3”), as filed with the SEC on September 18, 2023. Pursuant to General Instruction I.B.6 of Form S-3, we may not sell the shelf securities in a public primary offering with a value exceeding more than one of the aggregate market value of its voting and non-voting ordinary shares held by non-affiliates in any 12 month period as long as the aggregate market value of our outstanding ordinary shares held by non-affiliates is less than $75 million. The $3.25 million shares comprised of Common Stock that may be offered, issued and sold under the at-the-market offering prospectus is included in the $50.0 million of securities that may be offered, issued, and sold by us under the base prospectus of the Shelf S-3. The Shelf S-3 was declared effective by the SEC on September 28, 2023. On November 9, 2023, we entered into Amendment No.1 of the EDA with Maxim pursuant to which, we may issue and sell up to $10.0 million worth of shares of Common Stock from time to time through the sales agent. On November 11, 2023, we entered into Amendment No. 2 of the EDA with Maxim pursuant to which, we may issue and sell up to $15.0 million shares of Common Stock through the sales agent. To date, we have sold 418,568 shares of Common Stock under the ATM Facility, receiving net proceeds of approximately $9.3 million after Maxim fees, legal fees and other costs.

Debt Conversion

On January 24, 2023, we entered into Amendment No. 4 to the Loan and Security Agreement dated April 24, 2020 (the “Loan and Security Agreement”) with Front Range Ventures LLC (“FRV”) and Adams. Pursuant to the Loan and Security Agreement, a secured promissory note in the original principal amount of $500,000 was issued to

FRV (the “FRV Note”) and a secured promissory note in the original principal amount of $500,000 was issued to Adams (the “Adams Note”). The Loan and Security Agreement was further amended on September 29, 2023 to amend the dates on which principal and accrued interest is due under the Adams Note. As consideration for such extension, we issued FRV and Adams warrants (the “$1M Lender Warrants”) to purchase an aggregate of 2,000 shares of Common Stock at an exercise price of $44.00 per share.

On November 16, 2023, we entered into the note conversion letter agreement, dated November 16, 2023, between us and Adams (the “Adams Note Conversion Letter Agreement”). Pursuant to the Adams Note Conversion Letter Agreement, in consideration for the conversion of the principal and interest amounts due under the Adams Note, on November 16, 2023, we: (1) issued 36,563 shares of Common Stock to Adams; and (2) entered into a Warrant Amendment Agreement with Adams, amending the $1M Lender Warrants owned by Adams to reduce the exercise price of an aggregate of 1,076 $1M Lender Warrants to $16.00 per share (the “Adams Warrant Amendment”). Except as expressly set forth in the Adams Warrant Amendment, the terms and provisions of the warrants held by Adams shall remain in full force and effect.

Mount Sinai Licenses

On September 20, 2023, we entered into the License Agreements with Mount Sinai to commercialize a range of AI cardiovascular algorithms developed by Mount Sinai as well as a memorandum of understanding for ongoing cooperation encompassing de-identified data access, on research, and the evaluation of the MyoVista wavECG. The License Agreements, of which there are eleven in total, cover rights to thirteen AI cardiovascular algorithms, two data science methods for use with ECG waveforms and three filed patents.

On November 15, 2023, we closed the transactions contemplated under the Mount Sinai Securities Purchase Agreement and the licenses under the License Agreements, which became effective on that date. On November 16, 2023 and pursuant to the Mount Sinai Securities Purchase Agreement, we issued to Mount Sinai the following:

•
48,549 shares of Common Stock (the “Consideration Shares”);
•
pre-funded warrants to purchase up to 7,107 shares of Common Stock, with an exercise price per share of $0.001, which warrants were issued in lieu of shares of Common Stock issuable to Mount Sinai to ensure that the number of shares of Common Stock held by Mount Sinai does not exceed the Beneficial Ownership Limitation (the “MTS Pre-Funded Warrants”); and
•
Common stock warrants to purchase up to 9,142 shares of Common Stock, having an exercise price per share equal to $50.60, (the “MTS Warrants” and collectively with the Consideration Shares and the MTS Pre-Funded Warrants, the “MTS Securities”).

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

Patents

In January 2024, we were issued a notice of patent allowance from the European Patent Office covering quantification by an ECG of key echocardiographic measures of heart function using AI methods.

In March 2024, we were granted a patent from the Canadian Intellectual Property Office covering MyoVista wavelet technology.

In May 2024, we were granted a patent from the Indian Patent Office covering MyoVista wavelet technology.

Reverse Stock Split

On May 6, 2024, the Company filed a Certificate of Amendment to the Amended and Restated Certificate of Formation with the Secretary of the State of Texas to effect the Reverse Stock Split of its outstanding shares of Common Stock, with an effective date of May 17, 2024. As a result of the Reverse Stock Split, equitable adjustments corresponding to the Reverse Stock Split ratio were made to the Company’s outstanding warrants and its other convertible instruments and upon the exercise or vesting of all stock options such that every 100 shares of Common Stock that may be issued upon the exercise of the Company’s warrants and stock options and conversion of its other convertible instruments held immediately prior to the Reverse Stock Split represent one share of Common Stock that may be issued upon exercise of such warrants and stock options and conversion of the other convertible instruments immediately following the Reverse Stock Split. Correspondingly, the exercise price per share of Common Stock attributable to the Company’s warrants and stock options and the conversion price of its other convertible instruments immediately prior to the Reverse Stock Split was proportionately increased by a multiple of 100 following the Reverse Stock Split.

Unless noted otherwise, all shares of Common Stock and per share amounts contained in our audited financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” have been retroactively adjusted to reflect the Reverse Stock Split.

Results of Operations

Revenues

Revenues, which have been minimal to date, consist mainly of sales of devices, electrodes and other supplies in the establishment of distributor relationships outside the U.S. during the approval, development and improvement of the MyoVista wavECG.

Cost of Sales

Cost of sales consists primarily of costs related to materials, components and subassemblies. Cost of sales also includes certain direct costs such as those incurred for shipping and freight.

Operating Expenses

Our operating expenses have consisted solely of research and development expenses and selling, general and administrative expenses.

Research and Development Expenses

Our research and development activities primarily consist of clinical, regulatory, engineering and research work associated with our MyoVista wavECG device. Research and development expenses include payroll and personnel-related costs for our research and development, clinical and regulatory personnel, including expenses related to stock-based compensation for such employees, consulting services, clinical trial expenses, regulatory expenses, prototyping and testing. Research and development expenses also include costs attributable to clinical trial expenses including clinical trial design, site development and study costs, data, related travel expenses, the cost of products used for clinical activities, internal and external costs associated with regulatory compliance and patent costs. We have expensed research and development costs as they have been incurred.

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

Summary of Statements of Operations for Fiscal 2024 and Fiscal 2023:

	For the year ended April 30,
	2024	2023	$ Change	% Change
	(In thousands, except percentages)
Revenue	$19	$5	$14	280%
Cost of sales	6	3	3	100%
Gross margin	13	2	11	550%
Operating expenses:
Research and development	2,879	2,461	418	17%
Selling, general and administrative	3,440	3,654	(214)	(6)%
Total operating expenses	6,319	6,115	204	3%
Loss from operations	(6,306)	(6,113)	(193)	3%
Other income (expense)
Interest expense	(354)	(243)	(111)	46%
Other income	55	2	53	2,650%
Other income (expense), net	(299)	(241)	(58)	24%
Net loss	$(6,605)	$(6,354)	$(251)	4%

Revenues were $19,000 and cost of sales were $6,000 for the year ended April 30, 2024, compared to revenues of $5,000 and costs of sales of $3,000 for the year ended April 30, 2023. Our revenues to date have been mainly generated in the establishment of distributor relationships outside the United States as part of obtaining feedback during product development and improvement of the MyoVista wavECG. The increase in revenue and cost of sales in the year ended April 30, 2024, is due to electrode sales during the year.

Research and development expenses are primarily from software consulting and hardware development and clinical trial studies which is consistent with work being performed for device development and ongoing clinical validation studies in preparation for a 510(k) submission. Research and development expenses were $2.9 million for the year ended April 30, 2024, representing an increase of $418,000, or 17%, when compared to the year ended April 30, 2023. Increase is primarily due to consulting costs incurred for development of our Cloud Platform and increase in headcount and professional services supporting the FDA submission process.

Selling, general, and administrative expenses are primarily related to personnel and professional services. Selling, general, and administrative expenses were $3.4 million for the year ended April 30, 2024, representing a decrease of $214,000, or 6%, when compared to the year ended April 30, 2023. Decrease in selling, general, and administrative expenses is primarily related to reduced D&O insurance premiums and reduced professional fees relating to the IPO in the prior year.

Interest expense was $355,000 for the year ended April 30, 2024, representing an increase of $112,000, or 46%, when compared to the year ended April 30, 2023. Interest expense in Fiscal 2024 is primarily related to interest on the $1M Loan and Security Agreement, warrants issued as consideration for extension of the JQA interest maturity date in October 2023, interest and debt service amortization related to MSW Note, and warrants issued pursuant to the JQA Note and MSW Note conversions. The JQA Note and related accrued interest and the MSW Note converted to equity in November 2023.

Liquidity and Capital Resources

As of April 30, 2024, we had approximately $5.8 million in cash, an increase of $4.1 million from $1.7 million as of April 30, 2023. We incurred a net loss of $6.6 million for the year ended April 30, 2024. As of April 30, 2024, we had an accumulated deficit of $67.4 million and working capital of $5.6 million.

During the year ended April 30, 2023, we raised approximately $5.2 million in net proceeds from the sale of Common Stock and Warrants in our IPO and raised approximately $1.3 million from warrant exercises.

On March 10, 2023, we entered into the Lincoln Park Purchase Agreement providing for the purchase, from time to time at our discretion, of up to $15.0 million of our Common Stock, over the 36-month term of the agreement. Actual sales of shares of Common Stock will depend on a variety of factors to be determined by us from time to time. The net proceeds received from these purchases will depend on the frequency and prices at which we sell shares of our Common Stock to Lincoln Park. As of the date of this Annual Report, we have received approximately $1.6 million from the sale of Common Stock pursuant to the Lincoln Park Purchase Agreement. We expect that any proceeds received from such sales to Lincoln Park will be used for working capital and general corporate purposes.

On September 18, 2023, we entered into an EDA with Maxim Group LLC as sales agent pursuant to which we may offer and sell up to $3.25 million of our shares of Common Stock in at-the-market offerings. The EDA was further amended on November 9, 2023 and again on November 17, 2023, to increase the number of shares of Common Stock we may sell to up to $15.0 million. The shares of Common Stock may be issued and sold from time to time through or to the placement agent acting as sales agent or principal pursuant to our shelf registration statement on the Shelf S-3, as filed with the SEC on September 18, 2023. As of the date of this Annual Report, we have received approximately $9.7 million in net proceeds, after Maxim fees, legal fees and other costs, from the sale of Common Stock pursuant to the amended EDA. We expect that any proceeds received from such sales under the ATM Facility will be used for working capital and general corporate purposes.

In September 2023, we entered into the MSW Note for up to $1.0 million, drawn in installments consisting of (i) $0.25 million on or prior to September 8, 2023, (ii) ) $0.25 million on or prior to September 20, 2023, and (iii) further drawdowns of up to $0.5 million in such amounts and such times to be mutually agreed upon between the Company and MSW. In September 2023, the Company drew $0.5 million under the MSW Note and in November 2023, the MSW Note was converted into shares of Common Stock.

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

The table below presents our cash flows for the periods indicated:

	For the year ended April 30,
U.S. dollars, in thousands	2024	2023
	(In thousands)
Net cash used in operating activities	$(6,070)	$(5,774)
Net cash used in investing activities	$(125)	$(18)
Net cash provided by financing activities	$10,343	$6,534
Net change in cash and cash equivalents during the period	$4,147	$742

Operating Activities

Net cash used by our operating activities of $6.1 million during Fiscal 2024 was primarily due to our net loss of $6.6 million plus net non-cash operating expense items of $0.9 million less $0.4 million of net changes in operating assets and liabilities.

Net cash used by our operating activities of $5.8 million during Fiscal 2023 was primarily due to our net loss of $6.4 million plus net non-cash operating expense items of $0.4 million and $0.2 million of net changes in operating assets and liabilities.

Financing Activities

Net cash provided by financing activities of $10.3 million during Fiscal 2024 is primarily from the issuance of Common Stock under the ATM Facility and Equity Line.

Net cash provided by financing activities of $6.5 million during Fiscal 2023 is primarily from the issuance of Common Stock in the IPO and to Lincoln Park, and exercise of Bridge Warrants.

Current Outlook

We have financed our operations to date primarily through the issuance of Common Stock, preferred stock, warrants and debt securities. We have incurred losses and generated negative cash flows from operations since inception. Since inception, we have generated limited revenues from the sale of products through establishment of distributor relationships outside the U.S. during the development of the MyoVista wavECG. We require FDA clearance to market our products in the U.S. and do not expect to generate significant revenues from the sale of our devices in the near future or prior to FDA clearance.

As of April 30, 2024, our cash and cash equivalents were $5.8 million. We will need to seek additional financing to fund our future operations. Our future capital requirements will depend on many factors, including:

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

Until we can generate sufficient cash flow from operations, we expect to satisfy our future cash needs through equity financings. Additional funding will be required to support the sales launch of our products into the U.S., provide working capital and support further R&D. We cannot be certain that additional funding will be available to us when needed on acceptable terms, if at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate research or development plans for, or efforts with respect to launch of sales of our products. If we are unable to continue as a going concern, we may have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. Our lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital, enter into critical contractual relations with third parties and otherwise execute our business objectives.

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

The estimated fair value of common stock option awards is calculated using the Black-Scholes option pricing model, based on key assumptions such as fair value of common stock, expected volatility, and expected term. These estimates require the input of subjective assumptions, including (i) the expected stock price volatility, (ii) the calculation of the expected term of the award, (iii) the risk-free rate and (iv) expected dividend yields. These assumptions are primarily based on historical data, peer company data and the judgment of management regarding future trends and other factors.

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

Inventory consists mainly of raw materials and components used in the current hardware build of the MyoVista wavECG devices and components are used for research and development purposes and device sales, which to date have been in international markets as sale of the MyoVista wavECG in the U.S. is subject to FDA clearance. The Company believes that its hardware platform is in final form, however, prior to FDA clearance and market acceptance of the MyoVista wavECG devices, further hardware changes could be necessary which could have an impact on net realizable values. The majority of the Company’s current inventory is intended for use to build finished products following regulatory clearance. Finished products do not contain materials that would degrade significantly over the useable life of the device and are considered to have a useable life of over seven years. Existing inventory related to finished devices are planned to be updated to the latest hardware revision and specifically allocated to a limited distribution for field reliability studies and are not slated for general purpose sales. The Company periodically evaluates inventory and makes specific write-offs and provides an allowance for inventory that is considered obsolete due to hardware and or software related changes. If the Company does not receive FDA clearance and/or obtain market acceptance of the MyoVista wavECG, the Company could have further material write-downs of inventory due to obsolescence in excess of the amount currently reserved.

Recent Accounting Pronouncements

See Note 3 - Summary of Significant Accounting Policies to our audited financial statements included elsewhere in this Annual Report on Form 10-K.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Heart Test Laboratories, Inc. dba HeartSciences

Southlake, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Heart Test Laboratories, Inc. dba HeartSciences (the “Company”) as of April 30, 2024 and 2023, the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended April 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2024, in conformity with U.S. generally accepted accounting principles.

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

Irvine, California

July 29, 2024

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Balance Sheets

	April 30,
	2024	2023

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,807,648	$1,660,467
Inventory, net	629,179	676,359
Prepaid expenses	183,704	143,460
Other current assets	40,374	40,374
Deferred offering costs	692,988	175,921
Total current assets	7,353,893	2,696,581

Property and equipment, net	97,991	61,428
Intangible assets, net	1,589,246	—
Right-of-use assets, net	461,983	529,224
TOTAL ASSETS	$9,503,113	$3,287,233

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$448,183	$631,369
Accrued expenses	398,331	385,857
Accrued interest expense	268,813	237,534
Operating lease liabilities, current portion	102,293	29,535
Current portion of notes payable	500,000	500,000
Other current liabilities	34,147	48,596
Total current liabilities	1,751,767	1,832,891

LONG-TERM LIABILITIES
Notes payable	—	500,000
Accrued expenses	—	187,450
Operating lease liabilities, long-term portion	434,045	536,335
Total long-term liabilities	434,045	1,223,785
TOTAL LIABILITIES	2,185,812	3,056,676

COMMITMENTS AND CONTINGENCIES (NOTE 2, 4-6, and 8)
STOCKHOLDERS EQUITY
Series A, B, and C convertible preferred stock, $0.001 par value, 20,000,000 shares authorized and 620,000 designated; 380,440 shares issued and outstanding as of April 30, 2024 and 380,871 shares issued and outstanding as of April 30, 2023.	380	381
Common Stock, $0.001 par value, 500,000,000 shares authorized; 676,598 shares issued and outstanding as of April 30, 2024 and 101,332 shares issued and outstanding as of April 30, 2023.	677	101
Additional paid-in capital	74,678,650	60,987,273
Accumulated deficit	(67,362,406)	(60,757,198)
TOTAL STOCKHOLDERS EQUITY	7,317,301	230,557
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$9,503,113	$3,287,233

The accompanying notes are an integral part of these financial statements.

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Statement of Operations

	Year ended April 30,
	2024	2023

Revenue	$18,600	$5,150

Cost of sales	6,081	2,796

Gross margin	12,519	2,354

Operating expenses:
Research and development	2,878,554	2,460,868
Selling, general and administrative	3,439,735	3,654,450
Total operating expenses	6,318,289	6,115,318

Loss from operations	(6,305,770)	(6,112,964)

Other income (expense)
Interest expense	(354,080)	(243,174)
Other income	54,642	1,848
Total other income (expense)	(299,438)	(241,326)

Net loss	$(6,605,208)	$(6,354,290)

Net loss per share, basic and diluted	$(19)	$(80)

Weighted average common shares outstanding, basic and diluted	352,520	79,506

The accompanying notes are an integral part of these financial statements.

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Statements of Stockholders’ Equity

for the Year ended April 30, 2023

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Total Convertible Preferred	Common Stock		Additional Paid-in	Accumulated	Total Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Shares	Amount	Capital	Deficit	Equity (Deficit)
BALANCE AT APRIL 30, 2022	10,000	$10	10,000	$10	463,265	$463	$483	33,383	$34	$48,346,596	$(54,402,908)	$(6,055,795)

Sale of Common Stock, net of fees	—	—	—	—	—	—	—	19,786	20	5,624,045	—	5,624,065

Issuance of Common Stock upon conversion of $1.5M Notes	—	—	—	—	—	—	—	9,091	9	1,499,991	—	1,500,000

Issuance of Common Stock upon conversion of Bridge Notes and accrued interest	—	—	—	—	—	—	—	15,442	15	3,618,689	—	3,618,704

Issuance of Common Stock upon conversion of Series A and B Convertible Preferred Stock	(10,000)	(10)	(10,000)	(10)	—	—	(20)	7,033	7	13	—	—

Issuance of Common Stock upon conversion of Series C Convertible Preferred Stock	—	—	—	—	(87,594)	(87)	(87)	3,479	3	84	—	—

Issuance of Series C Preferred Stock upon conversion of $130K Note	—	—	—	—	5,200	5	5	—	—	129,995	—	130,000

Issuance of Common Stock upon exercise of pre-funded warrants	—	—	—	—	—	—	—	1,394	1	13		14

Issuance of Common Stock upon exercise of Bridge Warrants	—	—	—	—	—	—	—	11,724	12	1,141,011	—	1,141,023

Stock based compensation - management and other employees	—	—	—	—	—	—	—	—	—	248,307	—	248,307

Warrants issued in IPO	—	—	—	—	—	—	—	—	—	17,250	—	17,250

Issuance of pre-funded Bridge Warrants	—	—	—	—	—	—	—	—	—	150,000	—	150,000

Warrants issued to non-employees	—	—	—	—	—	—	—	—	—	211,279	—	211,279

Net loss	—	—	—	—	—	—	—	—	—	—	(6,354,290)	(6,354,290)

BALANCE AT APRIL 30, 2023	—	—	—	—	380,871	$381	381	101,332	$101	$60,987,273	$(60,757,198)	$230,557

The accompanying notes are an integral part of these financial statements.

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Statements of Stockholders’ Equity

for the Year ended April 30, 2024

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Total Convertible Preferred	Common Stock		Additional Paid-in	Accumulated	Total Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Shares	Amount	Capital	Deficit	Equity (Deficit)
BALANCE AT APRIL 30, 2023	—	—	—	—	380,871	$381	381	101,332	$101	$60,987,273	$(60,757,198)	$230,557

Sale of Common Stock, net of fees	—	—	—	—	—	—	—	457,797	458	10,299,555	—	10,300,013

Issuance of Common Stock upon conversion of debt	—	—	—	—	—	—	—	67,813	68	1,022,782	—	1,022,850

Issuance of Common Stock for acquired assets	—	—	—	—	—	—	—	48,549	49	1,528,382	—	1,528,431

Issuance of Common Stock for consulting services	—	—	—	—	—	—	—	1,087	1	99,999	—	100,000

Issuance of Common Stock upon conversion of Series C Convertible Preferred Stock	—	—	—	—	(431)	(1)	(1)	20	—	1		—

Warrants issued to non-employees	—	—	—	—	—	—	—	—	—	335,633	—	335,633

Stock based compensation - management and other employees	—	—	—	—	—	—	—	—	—	405,025	—	405,025

Net loss	—	—	—	—	—	—	—	—	—	—	(6,605,208)	(6,605,208)

BALANCE AT APRIL 30, 2024	—	—	—	—	380,440	$380	380	676,598	$677	$74,678,650	$(67,362,406)	$7,317,301

The accompanying notes are an integral part of these financial statements.

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

Statements of Cash Flows

	Year ended April 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,605,208)	$(6,354,290)
Adjustments to reconcile net loss to net cash used in operating activities

Depreciation	27,892	26,915
Amortization of debt discounts and deferred financing costs	103,595	61,381
Amortization - Right-of-use assets, operating lease	67,241	108,538
Stock-based compensation	405,025	248,307
Warrants issued to non-employees	335,633	171,326
Issuance of Common Stock for consulting services	100,000	—
Gain on settled accounts payable	—	(101,200)

Changes in current assets and liabilities:
Accounts receivable	—	2,321
Inventory	47,180	(2,220)
Prepaid and other current assets	236,932	385,773
Deferred offering costs	(517,067)	60,432
Accounts payable	(183,186)	37,824
Accrued liabilities	(58,690)	(310,146)
Lease liability, operating lease	(29,532)	(108,538)
Net cash used in operating activities	(6,070,185)	(5,773,577)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(64,455)	(18,308)
Acquisition of intellectual property - intangibles	(60,816)	—
Net cash used in investing activities	(125,271)	(18,308)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock in IPO, net of fees	—	5,194,740
Issuance of warrants in IPO	—	17,250
Issuance of Common Stock for exercise of pre-funded warrants	—	14
Issuance of Common Stock for bridge warrant exercises	—	1,141,023
Issuance of Common Stock under equity line, net of offering costs	—	429,325
Issuance of pre-funded warrants for bridge warrant exercises	—	150,000
Issuance of Common Stock, net of fees	10,300,013	—
Proceeds from shareholder note, net	334,249	—
Principal repayments of finance lease obligations	(291,625)	(398,260)
Net cash provided by investing activities	10,342,637	6,534,092

Net change in cash and cash equivalents during the period	4,147,181	742,207
Cash and cash equivalents, beginning of period	1,660,467	918,260
Cash and cash equivalents, end of period	$5,807,648	$1,660,467

The accompanying notes are an integral part of these financial statements.

HEART TEST LABORATORIES, INC.

D/B/A HEARTSCIENCES

	Year ended April 30,
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:	2024	2023
Issuance of Common Stock for $1.5M Note conversions	$—	$1,500,000
Issuance of Common Stock for Bridge Note and accrued interest conversions	$—	$3,618,704
Issuance of Common Stock for Series A and B Preferred Stock conversions	$—	$703
Issuance of Common Stock for Series C Preferred Stock conversions	$—	$348
Issuance of Series C Preferred Stock for $130K Note conversion	$—	$130,000
Issuance of Common Stock for cashless bridge warrant exercises	$—	$31
Issuance of Common Stock warrants in payment of payables	$—	$171,326
Issuance of Common Stock as consideration for note conversions	$1,022,850	$—
Issuance of Common Stock as consideration for acquired intangible assets	$1,528,431	$—
Warrants issued as underwriter compensation	$—	$39,953
Financed insurance premiums	$277,176	$445,636
Operating lease assets obtained in exchange for lease obligations	$—	$549,227

The accompanying notes are an integral part of these financial statements.

Note 1 – Organization and Operations

Heart Test Laboratories, Inc. d/b/a HeartSciences (“HeartSciences” or the “Company”) is a medical technology company specializing in cardiovascular diagnostic technology. The Company is a Texas C-Corporation and is headquartered in Southlake, Texas.

HeartSciences’ focus is on applying AI-based technology to an electrocardiograph (“ECG”) device, to expand and improve an ECG's clinical usefulness. The Company's objective is to make an ECG a far more valuable cardiac screening tool by expanding its clinical capability to detect a broader range of cardiac indications through the development of AI-based ECG cardiovascular algorithms (“AI-ECG”). The Company is seeking to provide AI-ECG solutions in any care setting worldwide in a manner that best suits different providers, either via one of the millions of ECG’s currently in clinical use or via its proprietary MyoVista wavECG device. The MyoVista wavECG, is a resting 12-lead ECG that will incorporate HeartSciences’ proprietary AI-ECG algorithm designed to provide diagnostic information related to cardiac dysfunction as well as conventional ECG information in the same test. Additionally, the Company is developing a cloud-based platform to provide access to AI-ECG algorithms, both HeartSciences developed and third-party algorithms, (the “MyoVista Insights Cloud Platform”). In the future, the Company intends to deliver a range of AI-ECG algorithms for each product. The Company is preparing to seek U.S. Food and Drug Administration (“FDA”) submission in the first calendar quarter of 2025.

On May 6, 2024, the Company filed a Certificate of Amendment to the Amended and Restated Certificate of Formation with the Secretary of the State of Texas to effect a 1-for-100 reverse stock split of its outstanding shares of Common Stock, with an effective date of May 17, 2024. As a result of the reverse stock split, every 100 shares of the Company's issued and outstanding pre-reverse split common stock were combined into one share of Common Stock, except to the extent that the reverse stock split resulted in any of the Company's shareholders owning a fractional share, which was rounded up to the next highest whole share. In connection with the reverse stock split, there was no change in the par value per share of $0.001. As a result of the reverse stock split, equitable adjustments corresponding to the reverse stock split ratio will be made to the Company’s outstanding warrants and upon the exercise or vesting of all stock options such that every one hundred (100) shares of Common Stock that may be issued upon the exercise of the warrants and stock options held immediately prior to the reverse stock split will represent one share of Common Stock that may be issued upon exercise of such warrants and stock options immediately following the reverse stock split. Correspondingly, the exercise price per share of Common Stock attributable to the warrants and stock options immediately prior to the reverse stock split will be proportionately increased by a multiple of 100 following the reverse stock split.

All Common Stock share and per share data, and exercise price data for applicable Common Stock equivalents, included in these financial statements have been retroactively adjusted to give effect to the reverse stock split for all periods presented, unless otherwise indicated.

Note 2 – Liquidity, Going Concern, and Other Uncertainties

The Company is subject to a number of risks similar to those of early-stage companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the need to obtain additional capital, competition from larger companies, and other technologies.

The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. As of April 30, 2024, the Company had an accumulated deficit of $67.4 million. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

In March 2023, the Company entered into a purchase agreement and a registration rights agreement with an institutional investor, providing for the sale, from time to time at the discretion of the Company, of up to $15.0 million of the Company’s Common Stock, over the thirty-six (36) month term of the purchase agreement (the “Equity Line”). As of April 30, 2024, the Company has issued and sold an aggregate 53,378 shares of Common Stock, including 1,000 commitment shares, under the Equity Line and received proceeds of approximately $1.5 million (see Note 5). Subsequent to April 30, 2024 and through the date of this filing, the Company sold 14,500 shares of Common Stock under the Equity Line, receiving proceeds of approximately $72,000 (see Note 9).

In September 2023, the Company entered into an Equity Distribution Agreement (“EDA”) with an institutional investor, pursuant to which the Company may offer and sell an aggregate of up to $3.25 million of its shares of Common Stock in at-the-market offerings (“ATM Facility”). In November 2023, the EDA was further amended increasing the aggregate amount of Common Stock that may be sold under the ATM Facility from $3.25 million to up to $15.0 million. The Company is eligible to sell up to approximately $11.0 million worth of shares of Common Stock as the aggregate market value of the Company's shares of Common Stock eligible for sale under the EDA is subject to limitations of General Instruction I.B.6 of Form S-3 until such time that the Company's public float equals or exceeds $75.0 million. In the event the aggregate market value of the Company’s outstanding Common Stock held by non-affiliates equals or exceeds $75.0 million, then the one-third limitation on sales set forth in General Instruction I.B.6 of Form S-3 shall not apply to additional sales made pursuant to the EDA. From inception through April 30, 2024, the Company has issued and sold an aggregate 409,200 shares of Common Stock and received net proceeds of approximately $9.2 million, after banker fees, legal fees and other costs (see Note 5). Subsequent to April 30, 2024 and through the date of this filing, the Company sold 70,407 shares of Common Stock under the ATM Facility, receiving net proceeds of approximately $369,000 (see Note 9).

Based on the Company’s forecasts and cashflow projections, the Company believes that current resources would be insufficient to fund operations for the next twelve months following the issuance of these financial statements. Additionally, the FDA can delay, limit or deny clearance of a medical device for many reasons outside the Company’s control which may involve substantial unforeseen costs.

Management’s plans include raising capital through the sale of additional equity securities, debt, or capital inflows from strategic partnerships. Management can provide no assurance that such financing or strategic relationships will be available on acceptable terms, or at all, which would likely have a material adverse effect on the Company and its financial statements.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of April 30, 2024 the Company had $5.8 million held as cash equivalents and as of April 30, 2023 there were $1.7 million had as cash equivalents. The fair value of cash and cash equivalents approximates carrying value. At times, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation (“FDIC”).

Inventory

All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis. Selling, general, and administrative expenses are not inventoried, but are charged to expense when incurred. The following is a summary of the Company’s inventories at April 30, 2024 and April 30, 2023:

	April 30,	April 30,
	2024	2023
Raw materials	$322,996	$322,996
Sub-assemblies	347,436	347,436
Work in progress	21,741	21,741
Finished goods	22,581	28,662
Reserve for obsolescence	(85,575)	(44,476)
Total Inventory	$629,179	$676,359

Inventory consists mainly of raw materials and components used in the current hardware build of the MyoVista wavECG devices and components are used for research and development purposes and device sales, which to date have been in international markets as sale of the MyoVista wavECG in the U.S. is subject to FDA clearance. Management believes that its hardware platform is in final form, however, prior to FDA clearance and market acceptance of the MyoVista wavECG, further hardware changes could be necessary which could have an impact on net realizable values. The majority of the Company’s current inventory is intended for use to build finished products following regulatory clearance. Finished products do not contain materials that would degrade significantly over the useable life of the device and are considered to have a useable life of over seven years. Existing inventory related to finished devices are planned to be updated to the latest hardware revision and specifically allocated to a limited distribution for field reliability studies and are not slated for general purpose sales. The Company periodically evaluates inventory and makes specific write-offs and provides an allowance for inventory that is considered obsolete due to hardware and or software related changes. If the Company does not receive FDA clearance and/or obtain market acceptance of the MyoVista wavECG, the Company could have further material write-downs of inventory due to obsolescence in excess of the amount currently reserved.

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

The following is a summary of the Company's property and equipment at April 30, 2024 and 2023:

	April 30,	April 30,
	2024	2023
Equipment	$462,375	$397,920
Furniture & fixtures	102,563	102,563
Leasehold improvements	32,812	32,812
Total	597,750	533,295
Less: Accumulated depreciation	(499,759)	(471,867)
Property and equipment, net	$97,991	$61,428

Depreciation expense for the years ended April 30, 2024 and 2023, was $27,892 and $26,915, respectively.

Deferred Offering Costs

The Company capitalizes certain legal, professional, and other-third party charges related to its efforts to raise capital and other ongoing equity financings as deferred offering costs until fully consummated. These costs are deferred until the completion of the offerings at which time they are reclassified to additional paid-in-capital as a reduction of the offering proceeds. If the Company terminates the planned offering, all of the deferred offering costs will be immediately written off to operating expenses.

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

In October 2023, the Company filed an S-1/A registration statement which has not yet been declared effective by the SEC. These costs are deferred until the completion of the offerings at which time they are reclassified to additional paid-in-capital as a reduction of the offering proceeds.

As of April 30, 2024 and April 30, 2023, $692,988 and $175,921 of deferred offering costs were capitalized on the balance sheet, respectively.

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

The estimated fair value of common stock option awards is calculated using the Black-Scholes option pricing model, based on key assumptions such as fair value of common stock, expected volatility, and expected term. These estimates require the input of subjective assumptions, including (i) the expected stock price volatility, (ii) the calculation of the expected term of the award, (iii) the risk-free rate and (iv) expected dividend yields. These assumptions are primarily based on historical data, peer company data and the judgment of management regarding future trends and other factors.

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

As of April 30, 2024 and April 30, 2023, the Company did not have any contract assets or liabilities from contracts with customers and there were no remaining performance obligations that the Company had not satisfied.

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

Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of April 30, 2024 and April 30, 2023.

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

Recent Accounting Standards

In November 2023, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. The Company does not expect that the updated standard will have a significant impact on its financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains its cash with high-credit quality financial institutions. At April 30, 2024 and April 30, 2023, the Company had cash balances in excess of federally insured limits of $5.6 million and $1.4 million, respectively. The Company does not anticipate non-performance by its financial institution.

Note 4 – Debt

Debt consists of the following:

	April 30,	April 30,
	2024	2023
$1M Notes	$500,000	$1,000,000
Less: current maturities	(500,000)	(500,000)
Notes payable, long-term	$—	$500,000

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

In October 2023, the Company issued to FRV and Mr. Adams warrants (“$1M Lender Warrants”) to purchase an aggregate of 2,000 shares of Common Stock as consideration for the extension of the interest maturity date to one lender.

On November 16, 2023, the Company entered into a note conversion letter agreement with John Q. Adams (the “Adams Note Conversion Letter Agreement”). Pursuant to the Adams Note Conversion Letter Agreement, in consideration for the conversion of the principal and interest in the amounts of $585,006 due under the JQA Note, on November 16, 2023, the Company: (1) issued 36,563 shares of Common Stock to Mr. Adams; and (2) entered into a Warrant Amendment Agreement with Mr. Adams, amending the $1M Lender Warrants owned by Mr. Adams to reduce the exercise price of an aggregate of 1,076 $1M Lender Warrants to $16.00 per share (the “Adams Warrant Amendment”). See further discussion in Note 5.

As of April 30, 2024 and April 30, 2023, accrued interest was approximately $269,000 and $238,000, respectively, and is included in accrued expenses in the accompanying balance sheets.

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

In September 2023, the Company drew $0.5 million under the MSW Note and issued warrants in lieu of a facility fee to purchase 5,000 shares of Common Stock exercisable at $100.00 per share, warrants to purchase 2,500 shares of Common Stock exercisable at $125.00 per share, and warrants to purchase 2,500 shares of Common Stock exercisable at $150.00 per share.

On November 16, 2023, the Company entered into a note conversion letter agreement with the Lender (the “MSW Note Conversion Letter Agreement”). Pursuant to the MSW Note Conversion Letter Agreement, in consideration for the conversion of the aggregate amount of $500,000 due under the MSW Note, on November 16, 2023, the Company (i) issued to the Lender 31,250 shares of Common Stock at a conversion price of $16.00 per share; and (ii) entered into a Warrant Amendment Agreement with the Lender, amending the warrants to reduce the exercise price of an aggregate of 10,000 warrants to $16.00 per share (the “MSW Warrant Amendment”). See further discussion in Note 5. In accordance with the terms, no interest was payable as the note converted prior to maturity.

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

In April 2023, the $130K Note was converted into 5,200 shares of Series C Preferred Stock pursuant to a notice of conversion to FRV (see Note 5).

$1.5M Secured Convertible Promissory Notes

In December 2020, the Board of Directors approved the offering of a series of secured convertible promissory notes in the amount of $1,500,000 (“$1.5M Notes”). The $1.5M Notes were sold as a series to a number of different investors with $1,490,000 of the notes being sold to shareholders of the Company of which members of the Board of Directors of the Company subscribed for $30,000. In June 2022, the entire amount of the $1.5M Notes converted upon the IPO into 9,091 shares of Common Stock. In accordance with their terms, no interest was payable as the notes converted prior to maturity (see Note 5).

2021 Bridge Securities

In December 2021 the Board approved the sale of Senior Subordinated Convertible Loan Notes (the “Bridge Notes”) and associated warrants (the “Bridge Warrants” and, together with the Bridge Notes, the “2021 Bridge Securities”). The Company sold $4,695,555 principal value of the Bridge Notes which were issued with a 10% original issue discount (OID), and accrued interest at 8% per annum and had a maturity date of December 22, 2024. During the year ended April 30, 2023, the Bridge Notes, including $165,516 of accrued interest, converted into 15,442 shares of Common Stock (see Note 5).

Note 5 – Stockholders’ Equity

Preferred Stock

The Company authorized 20,000,000 shares of preferred stock, par value $0.001 per share (“Preferred Stock”), of which 10,000 shares have been designated as Series A Convertible Preferred Stock (“Series A Preferred Stock”), 10,000 shares have been designated as Series B Convertible Preferred Stock (“Series B Preferred Stock”), and 600,000 shares have been designated as Series C Preferred Stock with a liquidation preference to Common Stock. During the year ended April 30, 2024, there were no issuances of Preferred Stock by the Company. During the year ended April 30, 2023, the Company issued 5,200 shares of Series C Preferred Stock for the conversion of the $130K Note (See Note 4).

On June 2, 2022, the Company filed amendments to the Amended and Restated Certification of Designations of Series A Convertible Preferred Stock and the Amended and Restated Certification of Designations of Series B Convertible Preferred Stock, which amended certain provisions in the agreements including to provide that on completion of an IPO by the Company, each share of Series A Preferred Stock and Series B Preferred Stock would automatically be converted into shares of Common Stock and all shares of Series A Preferred Stock and Series B Preferred Stock would be deemed converted and canceled. Upon consummation of the IPO in June 2022, all the outstanding shares of Series A Preferred Stock were converted into 7,033 shares of Common Stock at a conversion ratio of 0.7033 shares of Common Stock for each share of Series A Preferred Stock and all outstanding shares of Series B Preferred Stock were canceled.

Series C Preferred Stock

The Series C Preferred Stock was originally issued at $25.00 per share. An amendment to, or waiver of rights in, the Series C Preferred Stock certificate of designation requires the approval of holders of a majority of the outstanding shares of Series C Preferred Stock and FRV (so long as FRV holds at least 71,000 shares of Series C Preferred Stock).

At April 30, 2024 and April 30, 2023, there were 380,440 and 380,871 shares of Series C Preferred Stock outstanding, respectively.

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

During the year ended April 30, 2024, 431 shares of Series C Preferred Stock converted into 20 shares of Common Stock at a conversion ratio of 0.0464 shares of Common Stock for each shares of Series C Preferred Stock.

During the year ended April 30, 2023, 87,594 shares of Series C Preferred Stock converted into 3,479 shares of Common Stock at a conversion ratio of approximately 0.0397 shares of Common Stock for each share of Series C Preferred Stock. At April 30, 2024, the Series C Preferred Stock were convertible into 66,663 shares of Common Stock at a conversion price of $142.61 per share.

At July 26, 2024, the outstanding Series C Preferred Stock were convertible into 72,546 shares of Common Stock at a conversion price of $131.04 per share.

Common Stock

The Company’s Certificate of Formation, as amended, authorizes 500,000,000 shares of common stock with a par value of $0.001 per share. As of April 30, 2024 and April 30, 2023 the Company had issued 676,598 and 101,332 shares of common stock, respectively.

During the years ended April 30, 2024 and April 30, 2023, the Company issued 575,266 and 67,949 shares of Common Stock, respectively, as set forth in the below table:

Number of Shares
Issuance of Common Stock in IPO	15,000
Issuance of Common Stock under Equity Line	4,781
Issuance of Common Stock	5
Conversion of $1.5M notes to Common Stock (see Note 4)	9,091
Conversion of Bridge Notes and accrued interest to Common Stock (see Note 4)	15,442
Conversion of Series A Preferred Stock to Common Stock	7,033
Conversion of Series C Preferred Stock to Common Stock	3,479
Common Stock issued upon exercise of Bridge Warrants	11,724
Common stock issued up exercise of Pre-Funded Warrants	1,394
Total Common Stock issued during twelve months ended April 30, 2023	67,949

Issuance of Common Stock under Equity Line	48,597
Issuance of Common Stock under ATM Facility	409,200
Issuance of Common Stock for note conversions (see Note 4)	67,813
Issuance of Common Stock pursuant to MTS Transaction (see Note 8)	48,549
Issuance of Common Stock as payment for consulting services rendered	1,087
Conversion of Series C Preferred Stock to Common Stock	20
Total Common Stock issued during twelve months ended April 30, 2024	575,266

Summary table of Common Stock share transactions:
Balance at April 30, 2022	33,383
Issued in Fiscal 2023	67,949
Balance at April 30, 2023	101,332
Issued in Fiscal 2024	575,266
Balance at April 30, 2024	676,598

In June 2022, the Company closed on the sale of 15,000 units in the IPO (the “Units”), with each Unit consisting of one share of Common Stock, par value $0.001 per share, and one warrant to purchase one share of Common Stock at a combined public offering price of $425.00 per Unit. The Company received approximately $5.2 million in net proceeds from the IPO after deducting the underwriting discount and commission and other IPO expenses payable by the Company of approximately $1.2 million.

On March 10, 2023, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) providing for the purchase, from time to time at the Company’s discretion, of up to $15.0 million of the Company’s Common Stock, over the thirty-six (36) month term of the purchase agreement. The agreement allows the Company, at its sole discretion, to direct Lincoln Park to purchase shares of Common Stock, subject to limitations in both volume and dollar amount. The purchase price of the shares that may be sold to Lincoln Park under the agreement is the lower of (i) the lowest sale price on the date of purchase, or (ii) the average of the three lowest closing prices in the prior ten business days. Concurrently with the purchase agreement, the Company entered into a registration rights agreement, pursuant to which the Company filed a registration statement on Form S-1 with the SEC on March 22, 2023. This registration statement was declared effective on April 10, 2023. At the annual shareholder meeting held on January 17, 2024, the Company’s shareholders approved the full issuance of shares of Common Stock issuable by the Company pursuant to the Company’s Equity Line, for purposes of complying with Nasdaq Listing Rule 5635(d). The Company filed a registration statement on Form S-1 with the SEC on March 5, 2024 and the registration statement was declared effective on March 13, 2024. During the year ended April 30, 2024, the Company issued 48,597 shares of Common Stock to Lincoln Park receiving approximately $1.1 million in proceeds. During the year ended April 30, 2023, the Company issued 4,781 shares of Common Stock, including 1,000 commitment shares, receiving proceeds of approximately $370,000.

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

During the year ended April 30, 2024, the Company issued 409,200 shares of Common Stock under the ATM Facility, receiving net proceeds of approximately $9.2 million after Maxim fees, legal fees and other costs.

During the year ended April 30, 2024, the Company issued 1,087 shares of Common Stock as consideration for consulting services.

During the year ended April 30, 2024, the Company issued 67,813 shares of Common Stock as consideration for the conversion of the MSW Note and the JQA Note (see Note 4).

During the year ended April 30,2024, the Company issued 48,549 shares of Common Stock as consideration for certain license agreements with Icahn School of Medicine at Mount Sinai (“Mount Sinai”) (see Note 8).

The holders of Common Stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the board of directors, subject to the rights of holders of Preferred Stock outstanding. No dividends were declared as of the years ended April 30, 2024 and 2023.

Common Stock Warrants

The Company has issued warrants to investors in connection with funding or for services rendered and these warrants are convertible into a fixed number of shares of the Company’s common stock for a period of 5 years from the date of issuance.

The following is a summary of warrant activity during the years ended April 30, 2024 and 2023:

	Warrants Outstanding and Exercisable	Exercise Price Per Share	Weighted Average Strike Price per Share
Balance, April 30, 2022	14,477	$347.00-$1,518.00	$900.00
Issued	40,543	$1.00-$425.00	$375.00
Exercised	(15,254)	$1.00-$425	$386.00
Forfeited	(146)	$1,221.00-$1,518.00	$1,396.00
Cancelled	(13,677)	$516.00	$516.00
Balance, April 30, 2023	25,943	$1.00-$1,518.00	$373.00
Issued	30,799	$1.00-$73.00	$24.00
Forfeited	(187)	$347.00-$1,518.00	$545.00
Balance, April 30, 2024	56,555	$1.00-$825.00	$182.00

The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. Expected volatilities are derived from third party valuations. The expected life in years is based on the contract term of the warrant.

IPO Warrants and Underwriter's Warrants

In June 2022, the Company issued warrants to purchase 15,000 shares of Common Stock (“IPO Warrants”) with a per share exercise price of $425.00 and exercisable immediately. The IPO Warrants expire five years from the date of issuance. In June 2022, the Company issued 2,250 warrants to purchase shares of Common Stock as an over-allotment option to the underwriter. The Company also issued warrants to purchase an aggregate of 1,050 shares of Common Stock as compensation payable in connection with the IPO (the “Underwriter’s Warrants”). These Underwriter’s Warrants are exercisable at a per share price equal to $425.00 per share, expire five years from the date of issuance, and are subject to a 180-day lock-up period.

Bridge Warrants

In connection with the 2021 Bridge Securities, as discussed in Note 4, the Company issued Bridge Warrants to note holders which were subject to antidilution provisions and price adjustments. On September 8, 2022, the Company entered into an amendment to the Bridge Warrants, which is referred to as the Bridge Warrant Amendment No. 1. The amendment simplified the Bridge Warrants and made their terms more consistent with the IPO Warrants and amended the Bridge Warrants by (i) increasing the number of shares of Common Stock for which the Bridge Warrants were exercisable from a total of 13,677 shares to a total of 16,849 shares, (ii) lowered the exercise price to $425.00 per share, and (iii) shortened the period for which the exercise price protection provisions applied.

Following the Bridge Warrant Amendment, the Company cancelled 13,677 warrants that were issued previously to purchase Common Stock and re-issued 16,849 warrants to purchase shares of Common Stock per the terms of the amendment.

In January 2023, 1,394 pre-funded warrants were exercised into 1,394 shares of Common Stock at an exercise price of $0.01 for cash consideration of $14.

On February 3, 2023, the Company entered into a second written amendment to the Bridge Warrants with the lead investor in the private placement of the 2021 Bridge Securities. The Bridge Warrant Amendment No. 2 amended the Bridge Warrants by (i) lowering the exercise price of $425.00 for a period of ten business days beginning February 3, 2023 and ending February 16, 2023 (the “Limited Period”), during which period the exercise price was set at $100.00, subject to adjustments set forth in the Bridge Warrant, (ii) provided that during the Limited Period, the holder, in its sole discretion, could elect a cashless exercise of the Bridge Warrant in whole or in part, pursuant to which the holder would receive a net number of shares of Common Stock equal to one-third of the total number of shares with respect to which the Bridge Warrant then being exercised, and (iii) removed the exercise price adjustment provisions of the Bridge Warrants with limited exceptions for transactions such as stock dividends, stock splits, stock combinations and reverse stock splits. In the event that the aggregate number of shares of Common Stock to be received by a holder upon an exercise of its Bridge Warrant during the Limited Period would result in such holder’s receiving shares of Common Stock in excess of is applicable Maximum Percentage (as defined in the Bridge Warrant), in lieu of delivery of shares of Common Stock in excess of the Maximum Percentage, the holder shall receive such excess shares as pre-funded warrants with certain exercise price adjustment provisions removed.

During the Limited Period, the Company issued 11,736 shares of Common Stock and a pre-funded warrant to purchase 1,500 shares of Common Stock pursuant to the exercise of the Bridge Warrants and received approximately $1.3 million in proceeds from these exercises. Immediately after the end of the Limited Period, Bridge Warrants to purchase 2,989 shares of Common Stock remained outstanding, with a fixed exercise price of $425.00, subject to adjustments as set forth in the Bridge Warrants.

In September 2023, the Company issued warrants in lieu of a facility fee under the MSW Note to purchase 5,000 shares of Common Stock exercisable at $100.00 per share, warrants to purchase 2,500 shares of Common Stock exercisable at $125.00 per share, and warrants to purchase 2,500 shares of Common Stock exercisable at $150.00 per share. On November 16, 2023, pursuant to the MSW Warrant Amendment Agreement, the exercise price of the warrants were reduced to $16.00 per share. See further discussion in Note 4.

In September 2023, the Company issued warrants to purchase up to 150 shares of Common Stock, at an exercise price of $73.00 per share, to a consultant of the Company as consideration for services rendered to the Company.

In October 2023, the Company issued $1M Lender Warrants to FRV and John Q. Adams to purchase an aggregate of 2,000 shares of Common Stock at an exercise price of $44.00. On November 16, 2023, pursuant to the Adams Warrant Amendment Agreement, the exercise price of the warrants issued to Mr. Adams were reduced to $16.00 per share. See further discussion in Note 4.

In November 2023, the Company issued warrants to purchase up to 2,400 shares of Common Stock, at an exercise price of $17.00 per share, to consultants of the Company as consideration for services rendered to the Company.

In November 2023, the Company issued pre-funded warrants to purchase up to 7,107 shares of Common Stock, with an exercise price per share of $0.001 and warrants to purchase up to 9,142 shares of Common Stock, having an exercise price per share equal to $50.60 to Mount Sinai. See further discussion in Note 8.

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

2023 Equity Incentive Plan

On March 15, 2023, the Company's Board of Directors adopted the 2023 Equity Incentive Plan (the “Equity Incentive Plan”), subject to shareholder approval. The Equity Incentive Plan provides for the grant of nonstatutory stock options, incentive stock options, restricted stock, restricted stock units, performance units, performance shares, and other share-based awards. Pursuant to the Equity Incentive Plan, the Company is authorized to issue up to 25,000 shares of Common Stock plus (i) any shares of our Common Stock subject to options that expire or otherwise terminate without having been exercised in full, are tendered to or withheld by us for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by us due to failure to vest, with the maximum number of shares of our Common Stock to be added to the Equity Incentive Plan under this clause (ii) equal to 8,322 shares of our Common Stock.

On November 27, 2023, the Company's Board of Directors approved and entered into Amendment No. 1 to the Equity Incentive Plan, subject to shareholder approval, to increase the initial number of shares currently issuable under the Plan from 25,000 shares to 85,000 shares.

The Company's shareholders approved the Equity Incentive Plan at the annual shareholder meeting held on January 17, 2024.

During the year ended April 30, 2024 and 2023, the Company granted 8,000 and 9,315 shares of time-based stock option awards to employees and non-employee directors under the Equity Incentive Plan, subject to shareholder approval.

The following table summarizes the Company's time-based stock options:

	Number of Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Outstanding - April 30, 2022	2,649	$1,179.00	4.6
Options granted	9,315	$97.00	9.9
Options forfeited	(29)	$381.00	—
Outstanding - April 30, 2023	11,935	$329.00	8.6
Options granted	8,000	$12.00	9.9
Options forfeited	(1,276)	1,323.00	—
Outstanding - April 30, 2024	18,659	$131.00	8.9

Non-vested at April 30, 2024	12,838	$47.00	9.5
Vested at April 30, 2024	5,821	$316.00	7.2

The following summarizes the Company's performance-based stock options:

	Number of Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Outstanding - April 30, 2022	5,852	$517.00	7.8
Options forfeited	(39)	$334.00	—
Outstanding - April 30, 2023	5,813	$517.00	6.8

Options forfeited	(357)	$760.00	—
Outstanding - April 30, 2024	5,456	$502.00	5.9

Non-vested at April 30, 2024	3,565	$626.00	5.7
Vested at April 30, 2024	1,891	$268.00	6.3

As of April 30, 2024 and as of April 30, 2023, there was approximately $1.5 million and $1.7 million of unrecognized compensation costs related to non-vested performance-based common stock options and approximately $0.2 million and $0.5 million of unrecognized compensation costs related to non-vested service-based common stock options.

The Company estimates fair values of time-based stock options using the Black-Scholes option-pricing model on grant date. For the years ended April 30, 2024 and 2023, the principal assumptions used in applying this model were as follows:

	April 30, 2024	April 30, 2023
Risk free interest rate	4.10%	3.56%
Volatility	85.8%	79.6%
Weighted average expected term (in years)	5.0	5.0

Note 7 – Income Taxes

The tax effects of temporary differences and carry-forwards that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	April 30,	April 30,
	2024	2023
Deferred tax assets (liabilities):

Net operating loss carryforwards	$11,378,409	$9,701,650
Start-up costs	833,918	934,999
Stock option and warrant payments	694,206	538,669
Accumulated depreciation	(3,339)	(3,111)
Research and development credits	255,600	255,600
Research and development warrants	21,488	21,488
Total deferred tax assets, net	13,180,282	11,449,295
Valuation Allowance	(13,180,282)	(11,449,295)
Net Deferred Tax Assets	$—	$—

For the years ended April 30, 2024 and April 30, 2023, the Company’s cumulative net operating loss for federal income tax purposes was approximately $54 million and $46 million, respectively. The net operating loss, subject to limitations, may be available in future tax years to offset taxable income. The net operating loss carry-forward will begin to expire in year 2028.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and therefore, a full valuation allowance has been recorded at April 30, 2024 and April 30, 2023, respectively.

Note 8 – Commitments and Contingencies

Operating Leases

The Company has a long-term operating lease for office, industrial, and laboratory space which was entered into in May 2017. On September 27, 2022, the Company entered into the First Amendment to Lease (the “Lease Amendment”), which amended the Lease Agreement to document the exercise of its option to extend the term of the lease for an additional 64 months, commencing February 1, 2023, and expiring on May 31, 2028 (the “Extension Term”). Pursuant to the amendment, the Company will pay initial monthly payments of $13,129, beginning February 2023, subject to 3% annual increases. Rent expense for the years ended April 30, 204 and 2023 were $187,517 and 167,309, respectively.

The Company records right-of-use assets and liabilities at the present value of the fixed lease payments over the term at the commencement date. The Company uses its incremental borrowing rate of 12% to determine the present value of the lease as the rate implicit in the lease is typically not readily available.

Information related to the Company’s right-of-use assets and lease liabilities consist of the following:

April 30,
2024
Right-of-use assets	$461,983

Lease liabilities, current	102,293
Lease liabilities, net of current portion	434,045
Total lease liabilities	$536,338

Weighted average remaining term (in years)	4.1
Weighted average discount rate	12%

As of April 30, 2024, future maturities of lease liabilities due under lease agreements for the fiscal year ended are as follows:

April 30, 2025	161,167
April 30, 2026	165,190
April 30, 2027	169,307
April 30, 2028	173,559
April 30, 2029	14,493
Total lease payments	683,716
Less imputed interest	(147,378)
Total operating lease liabilities	$536,338

Litigation

From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of business. The Company does not believe that the outcome of those matters will have a material adverse effect to the financial position, operating results or cash flows. However, there can be no assurance such legal proceedings will not have a material impact.

Management is not aware of any material claims outstanding or pending against the Company as April 30, 2024 and April 30, 2023.

Royalty Agreements

In 2013, the Company entered into an agreement (“Technology Agreement”) with its founder, conveying ownership of all intellectual property and rights to the Company. As part of that agreement, the Company will make royalty payments, based upon paid MyoVista wavECG device unit sales, as follows:

a)
$500 on each of the first 2,400 MyoVista wavECG devices
b)
$200 on each MyoVista wavECG device thereafter until royalties total $3,500,000.

The royalty obligation has a first priority security interest and pledge on the covered technology (as defined in the Technology Agreement, which essentially is comprised of the intellectual property of the MyoVista wavECG device) in priority to the debt holders of the $1M Loan and Security Agreement as discussed further in Note 4.

Upon (i) the aggregate payment of $3,000,000 of royalties; (ii) the Common Stock having a closing quoted share price of $6,875.00 per share or more; or (iii) receipt by the Company of a bona fide offer valuing the Common Stock at $6,875.00 or more, then the secured interest and pledge shall be released.

In the event of a bankruptcy of the Company, any balance of the $3,500,000 royalty not paid at that point would accelerate and become an immediately due debt obligation of the Company with the benefit of the secured interest and pledge (if it remained at such time).

In December 2015, the Company entered into an agreement with The University Court of The University of Glasgow (“Glasgow”) for a non-exclusive license of the Glasgow algorithm interpretive analysis for the conventional

ECG trace. The agreement was amended in March 2023 and as part of the agreement, the Company is required to make royalty payments, based upon MyoVista wavECG device unit sales dependent on sale volumes per year, subject to minimum annual fees. To date, such amounts have been expensed to research and development as the Glasgow algorithm has been part of the device development and will form part of the submission for FDA clearance of the MyoVista wavECG device.

Collaboration Agreements

Rutgers Collaboration Agreement

On November 29, 2022, the Company entered into a multi-year Collaboration Agreement with Rutgers, The State University of New Jersey, to research and develop AI-based ECG algorithms for new or improved ECG indications, which is expected to accelerate our product development pipeline and further expand the clinical value of an ECG for low-cost detection of heart disease.

Mount Sinai Collaboration Agreement

On September 20, 2023, the Company entered into multiple definitive license agreements (each a “License Agreement” and collectively, the “License Agreements”) with Mount Sinai to commercialize a range of AI cardiovascular algorithms developed by Mount Sinai as well as a memorandum of understanding for ongoing cooperation encompassing de-identified data access, on-going research, and the evaluation of the MyoVista wavECG. The License Agreements, of which there are eleven in total, cover rights to thirteen AI cardiovascular algorithms, two data science methods for use with ECG waveforms and three filed patents.

The closing of the transactions contemplated under the Securities Purchase Agreement (the “MTS Transaction”), dated as of September 20, 2023 (the “Securities Purchase Agreement”), by and between the Company and Mount Sinai, and the effectiveness of the licenses under the License Agreements, were subject to the satisfaction or waiver of certain closing conditions.

On November 16, 2023, and pursuant to the Securities Purchase agreement, the Company issued to Mount Sinai the following:

•
48,549 shares of Common Stock (the “Consideration Shares”);
•
pre-funded warrants to purchase up to 7,107 shares of Common Stock, with an exercise price per share of $0.001, which warrants were issued in lieu of shares of Common Stock issuable to Mount Sinai to ensure that the number of shares of Common Stock held by Mount Sinai does not exceed the Beneficial Ownership Limitation (the “MTS Pre-Funded Warrants”); and
•
Common stock warrants to purchase up to 9,142 shares of Common Stock, having an exercise price per share equal to $50.60, (the “MTS Warrants” and collectively with the Consideration Shares and the MTS Pre-Funded Warrants, the “MTS Securities”).

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

Note 9 - Subsequent Events

Management has evaluated subsequent events after the balance sheet date of April 30, 2024 through the date of filing.

During June and July 2024, the Company sold 14,500 shares of Common Stock under the Equity Line, receiving proceeds of approximately $72,000.

During June and July 2024, the Company sold 70,407 shares of Common Stock under the ATM Facility, receiving proceeds of approximately $369,000.

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

As required under Exchange Act Rule 3a-15(f) and 15d-15(f), our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), after evaluating the effectiveness of disclosure controls and procedures, determined that the Company's disclosure controls and procedures were not effective as of April 30, 2024, due to the material weaknesses in internal control over financial reporting described below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our management’s assessment, our management has concluded that our internal control over financial reporting was not effective as of April 30, 2024 due to the material weaknesses that existed in our internal controls. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment of our internal control over financial reporting as of April 30, 2024, the following material weaknesses existed as of that date, specifically relating to the following control activities: (i) lack of proper approval processes and review processes and documentation for such reviews; (ii) we did not maintain sufficient U.S. GAAP and SEC accounting resources commensurate with those required of a public company; and (iii) insufficient number of staff to maintain optimal segregation of duties and levels of oversight.

Notwithstanding the material weakness discussed above, our management, including our CEO and CFO, concluded that the financial statements in this Annual Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented, in conformity with GAAP.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

During Fiscal 2024, we have taken and continue to take remedial steps to improve our internal controls over financial reporting, which includes establishing a more robust process related to review of complex accounting transactions, preparation of account reconciliations, and review of journal entries. Our Chief Financial Officer frequently attends continuing education for updates on accounting policies and procedures. We cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. Management is monitoring the effectiveness of these and other processes, procedures and controls and will make any further changes deemed appropriate. We are committed to ensuring that our internal controls over financial reporting are designed and operating effectively. Management believes the foregoing actions will effectively remediate the material weaknesses, however, our material weaknesses will not be considered remediated until controls are in place for a period of time, the controls are tested, and management concludes that the controls are properly designed and operating effectively.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Because we are a smaller reporting company and a non-accelerated filer, our independent registered public accounting firm is not required to attest to or issue a report on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal year ended April 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

Exhibits 31.1 and 31.2 to this Annual Report are the Certifications of our CEO and CFO, respectively. These certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act (the “Section 302 Certifications”). This Item 9A. of this Annual Report on Form 10-K, which you are currently reading, is the information concerning the Evaluation referred to above and in the Section 302 Certifications, and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

“Investor Warrants” means all outstanding warrants to purchase 5,294 shares of our Common Stock issued in connection with funding or as consideration for services rendered to the Company and excludes the Bridge Warrants, other Pre-Funded Warrants, $1M Lender Warrants and $1.5M Lender Warrants.

“IPO” refers to our initial public offering, completed on June 17, 2022.

“IPO Underwriter Warrants” means the warrants to purchase an aggregate of 1,050 shares of Common Stock that were issued to the underwriter in the IPO as a portion of the underwriting compensation payable in connection with the IPO.

“IPO Warrants” means all outstanding warrants to purchase shares of our Common Stock that were issued as part of the Units in the IPO plus additional warrants to purchase 2,250 shares of Common Stock that were issued in the IPO as a result of the underwriter’s exercise of its over-allotment option in part.

“IT” means our information technology.

“MyoVista” means the branding associated with the MyoVista wavECG device or MyoVista Insights Cloud Platform.

“MyoVista wavECG” means the 12-lead ECG hardware device.

“MyoVista Insights Cloud Platform” means the platform for the delivery of AI-ECG algorithms via the cloud.

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

Our Board of Directors is divided into three classes as nearly equal in size as is practicable. The composition of the Board of Directors is as follows:

•
Class I, which consists of Brian Szymczak and Bruce Bent, whose terms will expire at our annual meeting of shareholders to be held in 2026;
•
Class II, which consists of Mark Hilz and David R. Wells, whose terms will expire at our annual meeting of shareholders to be held in 2027; and
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

Director Independence

Under Nasdaq rules, independent directors must comprise a majority of a listed company’s Board of Directors. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees must be independent. Under Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of that Company’s Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Ownership of a significant amount of our stock, by itself, does not constitute a material relationship.

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

The following table sets forth certain information regarding our executive officers and directors of the Company:

Board of Directors and Executive Officers

Name	Age	Position
Andrew Simpson	56	President, Chief Executive Officer and Chairman of the Board of Directors
Mark Hilz	66	Chief Operating Officer, Secretary and Director
Danielle Watson	42	Chief Financial Officer and Treasurer
Bruce Bent*	68	Director
David R. Wells*	61	Director
Brian Szymczak*	51	Director

* Independent Director

Andrew Simpson — President, Chief Executive Officer and Chairman of the Board of Directors

Since March 2022, Andrew Simpson has served as our President and Chief Executive Officer. Mr. Simpson has also served as the Chairman of our Board of Directors, since June 2013, and as a director of our Company since July 2012. Mr. Simpson has over 30 years’ experience across a variety of business sectors and sizes. He was Group CEO of The Peel Group from 2006 to 2010, which is a large private company in the UK which, at the time, had approximately $8 billion of business assets across the real estate, ports, airports, energy, media, telecoms and environmental sectors. He was a main board director of Speedy Hire plc from 2003 to 2006 (during which time it became a FTSE 250 company) and during his tenure was Managing Director of its Equipment Rental division which had revenues of approximately $200 million and was also responsible for the Group’s development and expansion which included seventeen acquisitions and several non-core divestments. Mr. Simpson qualified as a Chartered Accountant with Price Waterhouse and spent eight years working in investment banking at Rothschild, advising on a wide variety of merger and acquisition transactions, debt and equity fundraisings, IPOs and other advisory assignments. Mr. Simpson graduated with first class honors in 1991 from Sheffield Hallam University in the UK where he received a Bachelor of Arts (honors) in Accounting and Management Control.

Board Membership Qualifications: Our Board of Directors has concluded that Mr. Simpson is well-qualified to serve on our Board of Directors and has the requisite qualifications, skills and perspectives based on, among other factors, him being our Chief Executive Officer and his extensive business, investment banking, capital markets, merger and acquisition transactions and public company experience.

Mark Hilz — Chief Operating Officer, Secretary and Director

Since March 2022, Mark Hilz has served as our Chief Operating Officer and Secretary and, since June 2013, has also been a director of our Company. Mr. Hilz served as the Chief Executive Officer of the Company from June 2013 until March 2022. Mr. Hilz has over 30 years of experience as a President and/or CEO of multiple startup companies. He was previously CEO of INX Inc., a technology infrastructure consulting company. INX Inc. started in 2000 and grew to $400 million in revenue. INX Inc. was traded on Nasdaq, completed multiple offerings until it was acquired in December 2011. Prior to that, Mr. Hilz founded and was CEO of a technology logistics outsourcing firm, PC Service Source Inc., that grew to over $160 million in revenue. Mr. Hilz raised the startup capital from traditional venture capital sources and after four years of operations took PC Service Source Inc. public in an initial public offering as a Nasdaq global listed company. Mr. Hilz’s experience includes raising venture capital as well as multiple successful public offerings and numerous merger and acquisition transactions as both a buyer and a seller.

Board Membership Qualifications: Our Board of Directors has concluded that Mr. Hilz’s extensive experience in building and operating companies from start-up to public companies including mergers and acquisitions transactions and a strong understanding of capital markets, provides valuable knowledge to our Board of Directors.

Danielle Watson — Chief Financial Officer and Treasurer

Since April 2022, Danielle Watson has served as our Chief Financial Officer. Prior to her appointment to Chief Financial Officer, Ms. Watson, a CPA, served as the Company’s Financial Controller since November 2021. Ms. Watson brings over 17 years of financial experience to her role. Before joining the Company, Ms. Watson held senior leadership roles at Moss Adams, LLP from November 2007 to November 2021 where she provided audit and assurance services to both public and privately held companies with an emphasis in financial reporting, consolidations, strategic planning, purchase price accounting, and SEC reporting. Ms. Watson earned her Bachelor of Science, with a double concentration in accounting and finance from Texas Christian University and her Master of Science in accounting from the University of Texas at Arlington and is an active Certified Public Accountant in Texas.

Bruce Bent — Director

Since May 2020, Bruce Bent has served as a director of our Company. Mr. Bent has more than 35 years of experience in financial management. From September 2014 to February 2022, Mr. Bent has served as Chairman of Net Zero Renewable Energy Inc. (fka Enerdynamic Hybrid Technologies Corp.). In addition, since March 2018, Mr. Bent has served as Chairman for Astro Aerospace Ltd., an OTC listed public company. From June 2020 to January 2024, Mr. Bent has been Vice President and Chief Financial Officer Emeritus of The Matthews Group, referred to in this section as Matthews, and, from August 2004 to June 2020, he served as the Chief Financial Officer of Matthews as well as president of various Canadian subsidiaries of Matthews. Mr. Bent retired from Matthews in January 2024. Matthews is a $500M real estate development company. During his tenure with Matthews, among other projects, Mr. Bent was integral in the completion of a $1.7 billion dollar corporate headquarters building for Encana (now Ovintiv Inv., NYSE: OVV). Since April 2000, Mr. Bent has served as president of MSW Investments Limited, a family office providing early stage financing. Mr. Bent graduated from the University of Manitoba with a Bachelor of Commerce (honors) and obtained his Chartered Professional Accounting designation from the Province of Ontario.

Board Membership Qualifications: Our Board of Directors has concluded that Mr. Bent’s extensive financial experience provides valuable knowledge to our Board of Directors. Mr. Bent also serves as the chairman of our Audit Committee and our “audit committee financial expert.” For more information, see “— Board Committees — Audit Committee.”

David R. Wells — Director

Since December 2022, David R. Wells, has served as a director of our Company. Mr. Wells is the Chief Financial Officer of Envoy Medical, Inc., a publicly traded medical device company in the hearing health space, a position he began in August, 2023. Also, Mr. Wells is a partner of Atlas Bookkeeping, LLC, a technology based financial services firm providing bookkeeping and reporting for emerging growth and small cap public and privately held companies, which he founded in October 2022. Prior to that, Mr. Wells served as the Chief Financial Officer of GHS Investments, LLC, a privately held “super value” fund focused on small to mid-cap companies, from June 2021 to September 2022, and served as the Chief Financial Officer of ENDRA Life Sciences Inc., a publicly traded clinical diagnostics technology company, initially on an interim basis beginning in May 2014, and on a continuing basis beginning in 2017 until June 2021. Mr. Wells was the founder of Wells Compliance Group, a technology-based services firm supporting the financial reporting needs of publicly traded companies and privately held firms whose investor or shareholder base required timely GAAP-compliant financial reporting. During his time at StoryCorp Consulting, Inc. (d/b/a/ Wells Compliance Group) from September 2009 to June 2021, Mr. Wells consulted with several emerging growth publicly traded companies. He possesses over 30 years of experience in finance, operations and administrative positions. Mr. Wells holds an MBA from Pepperdine University and a BS in Finance and Entrepreneurship from Seattle Pacific University.

Board Membership Qualifications: Our Board of Directors has concluded that Mr. Well’s extensive experience with public company accounting and financial matters, capital markets and corporate governance provides valuable knowledge to our Board of Directors.

Brian Szymczak — Director

Since 2014, Brian Szymczak, has served as a director of our Company. Mr. Szymczak is currently the principal of The Law Office of Brian Szymczak PLLC where he specializes in providing legal counsel to medical technology clients. Mr. Szymczak previously led the legal and compliance functions for Apollo Endosurgery, Inc., referred to in this section as Apollo, in Austin, Texas where he served as Vice President of Legal and Compliance until Apollo's acquisition in 2023 by Boston Scientific. In this role, Mr. Szymczak managed legal disputes and litigation matters and provided general legal counsel to the company’s leadership, sales, operations, research and development, and human resources groups. Prior to working at Apollo, from 2006 to 2014, Mr. Szymczak served in various roles including as Associate General Counsel and Director of Legal Affairs for a medical device manufacturer and from, 1999 to 2006, worked as an associate at the law firm of Baker Botts, LLP where he counseled clients on patent and other intellectual property matters in a variety of industries. Mr. Szymczak is a 1999 graduate of Duke University School of Law and holds a Bachelor of Science in Mechanical Engineering from Texas A&M University.

Director Designation: Mr. Szymczak was designated a director of our Company pursuant to the MyoVista Technology Agreement, which grants Guangren “Gary” Chen the right to designate a person of his choosing to sit on our Board of Directors.

Board Membership Qualifications: Our Board of Directors has concluded that Mr. Szymczak’s breadth of experience working as general counsel for listed medical device manufacturers provides valuable knowledge to our Board of Directors.

Board Committees

Our Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Under Nasdaq rules and Rule 10A-3 under the Exchange Act, the membership of the Audit Committee is required to consist entirely of independent directors, subject to applicable phase-in periods. The following is a brief description of our committees.

Audit Committee

Our Audit Committee is a separately-designated audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. In accordance with our audit committee charter, our audit committee oversees our corporate accounting and financial reporting processes and our internal controls over financial reporting; evaluates our independent registered public accounting firm’s qualifications, independence and performance; engages and provides for the compensation of our independent registered public accounting firm; approves the retention of our independent registered public accounting firm to perform any proposed permissible non-audit services; reviews our financial statements; reviews our critical accounting policies and estimates and internal controls over financial reporting; and discusses with management and our independent registered public accounting firm the results of the annual audit and the reviews of our quarterly financial statements. We believe that our Audit Committee members meet the requirements for financial literacy under the current requirements of the Sarbanes-Oxley Act, Nasdaq and SEC rules and regulations. The Audit Committee is currently composed of Bruce Bent, David R. Wells, and Brian Szymczak. Our Board of Directors has determined that Mr. Brent is an "audit committee financial expert" as defined by SEC rules. Nasdaq rules require that all of the members of the Audit Committee meet the independence standards set forth above, subject to the applicable phase-in periods of Nasdaq. Our Board of Directors has determined that Bruce Bent, David R. Wells, and Brian Szymczak meet the independence requirements of the Sarbanes-Oxley Act, Rule 10A-3 under the Exchange Act and the applicable listing standards of Nasdaq.

Compensation Committee

In accordance with our compensation committee charter, our Compensation Committee reviews and recommends policies relating to compensation and benefits of our officers and employees, including reviewing and approving corporate goals and objectives relevant to compensation of our Chief Executive Officer and our other senior officers, evaluating the performance of these officers in light of those goals and objectives and setting compensation of these officers based on such evaluations. The Compensation Committee also administers the issuance of stock options and other awards under our equity-based incentive plans. We believe that the composition of our Compensation Committee meets the requirements for independence under, and the functioning of our compensation committee complies with, any applicable requirements of the Sarbanes-Oxley Act, Nasdaq and SEC rules and regulations. We intend to comply with future requirements to the extent they become applicable to us. The Compensation Committee is composed of Bruce Bent, David R. Wells, and Brian Szymczak.

Nominating and Governance Committee

In accordance with our nominating and governance committee charter, our Nominating and Governance Committee recommends to our Board of Directors nominees for election as directors, and meets as necessary to review director and nominees for election as directors; recommends members for each committee of the Board of Directors; oversees corporate governance standards and compliance with applicable listing and regulatory requirements; develops and recommends to our Board of Directors governance principles applicable to the company; and oversees the evaluation of our Board of Directors and its committees. We believe that the composition of our Nominating and Governance Committee meets the requirements for independence under, and the functioning of our Nominating and Governance Committee complies with, any applicable requirements of the Sarbanes-Oxley Act, Nasdaq and SEC rules and regulations. We intend to comply with future requirements to the extent they become applicable to us. The Nominating and Governance Committee is composed of Bruce Bent, David R. Wells, and Brian Szymczak.

Family Relationships

There are no family relationships between or among any of our directors or executive officers or persons nominated or chosen by us to become directors or executive officers.

Board Meetings and Attendance

During Fiscal 2024, our Board of Directors held ten meetings and also took action by written consent on fourteen occasions. During Fiscal 2024, each of our current directors attended at least 75% of all Board meetings and the meeting of the committees on which they served (during the period for which they served).

Board Leadership Structure

Currently, the office of Chairman of our Board of Directors and Chief Executive Officer are held by Andrew Simpson. Due to our size and early stage of operations, we believe it is currently most effective to have the Chairman of our Board of Directors and Chief Executive Officer positions be held by the same individual. Under our Bylaws, the Chairman of our Board of Directors is responsible for coordinating our Board of Directors’ activities, including the scheduling of meetings and the determination of relevant agenda items.

Risk Oversight and Compensation Risk Assessment

Our Board of Directors oversees a company-wide approach to risk management. Our Board of Directors determines the appropriate risk level for us, assesses the specific risks faced by us, and reviews the steps taken by our management to manage those risks. While our Board of Directors has ultimate oversight responsibility for the risk management process, its committees oversee risk in certain specified areas.

Specifically, our Compensation Committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements, and the incentives created by the compensation awards it administers. Our Audit Committee oversees management of enterprise risks and financial risks, as well as potential conflicts of interests. Our Board of Directors is responsible for overseeing the management of risks associated with the independence of our Board of Directors.

Our management also reviews and reports on potential areas of risk at the request of the Audit Committee or other members of our Board of Directors.

We believe that our compensation policies and practices do not create inappropriate or unintended significant risk to our Company as a whole. We also believe that our incentive compensation arrangements provide incentives that do not encourage risk-taking beyond our ability to effectively identify and manage significant risks, are compatible with effective internal controls and our risk management practices and are supported by the oversight and administration of the Compensation Committee with regard to executive compensation programs.

Changes to the Procedures by Which Security Holders May Recommend Nominees to Our Board of Directors

Our Nominating and Governance Committee has not adopted a procedure by which shareholders may recommend nominees to our Board of Directors.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer, which is a “code of ethics” as defined by applicable SEC rules. The purpose and role of this code is to, among other things, focus our directors, officers and employees on areas of ethical risk, provide guidance to help them recognize and deal with ethical issues, provide mechanisms to report unethical or unlawful conduct and to help enhance and formalize our culture of integrity, honesty and accountability. If we make any amendments to this code, other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from any provision of this code that applies to our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and that relates to an element of the SEC’s “code of ethics” definition, then we will disclose the nature of the amendment or waiver in the “Governance” section of our investor relations/corporate governance website https://ir.heartsciences.com.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee is an executive officer or employee of our Company. None of our executive officers serves as a member of the board of directors or Compensation Committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act, requires directors, officers and beneficial owners of more than 10% of our common stock (a “10% Stockholder”) to file reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on a review of those reports, all Section 16 reporting persons timely complied with all applicable Section 16(a) filing requirements during Fiscal 2024.

Policy Regarding Attendance at Annual Meetings of Stockholders

We do not have a policy with regard to board members’ attendance at annual meetings. We expect that our Chairman and one or more of the other directors will attend our annual meeting or stockholders or at any adjournment or postponement thereof.

Item 11. Executive Compensation.

2024 Summary Compensation Table

The following table sets forth summary compensation information for our named executive officers consisting of: our President, Chief Executive Officer and Chairman of the Board of Directors, our Chief Operating Officer and Secretary, and our Chief Financial Officer and Treasurer (collectively, “named executive officers”). We had no other executive officers during Fiscal 2024 and Fiscal 2023. The following table includes all compensation earned by the named executive officers for the respective period, regardless of whether such amounts were actually paid during the period

Name and Position	Fiscal Years	Salary($)		Bonus ($)	Option Awards($)(1)	Total($)
Andrew Simpson	2024	300,000	(2)	—	—	300,000
President, Chief Executive Officer and Chairman of the Board of Directors	2023	234,139		30,000	191,805	455,944
Mark Hilz	2024	300,000		—	—	300,000
Chief Operating Officer and Secretary	2023	233,611		30,000	191,805	455,416
Danielle Watson	2024	179,317		—	—	179,317
Chief Financial Officer and Treasurer	2023	161,250		27,500	47,951	236,701
(1)
Represents the full grant date value of the stock award or option grant, as applicable, calculated in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. Our policy and assumptions made in the valuation of share-based payments are contained in Note 6 Stock-based Compensation to our Fiscal 2024 financial statements. The value of option awards presented in the Summary Compensation Table reflects the grant date fair value of the awards and does not correspond to the actual value that will be recognized by the named executive officers.
(2)
Includes $25,000 in accrued compensation paid subsequent to Fiscal 2024.

Named Executive Officer Employment Agreements

Employment Agreement with Andrew Simpson

On April 5, 2022, we entered into an employment agreement with Mr. Simpson, which automatically renews at the end of each one-year term unless otherwise terminated in accordance with its terms, and who currently has an annual salary of $350,000. If Mr. Simpson’s employment is terminated by us for “Just Cause” or by Mr. Simpson for “Constructive Termination” (each as defined in his employment agreement, subject to our right to cure), he will be entitled to termination benefits, pursuant to which we will pay Mr. Simpson certain accrued obligations and prior year bonus amounts, if any and we will continue to cover costs for Mr. Simpson’s health insurance and other benefits, if any, to which he may be entitled under our medical plans from the termination date through and inclusive of the lesser of twelve months or the period through the date on which he obtains other coverage. Mr. Simpson’s employment agreement contains covenants relating to certain restrictive covenants, such as a non-compete, a non-solicitation covenant restricting his ability to solicit employees of our Company, and the requirement that they devote their full time and attention to the business of our Company.

Employment Agreement with Mark Hilz

On April 5, 2022, we entered into an employment agreement with Mr. Hilz, which automatically renews at the end of each one-year term unless otherwise terminated in accordance with its terms, who currently has an annual salary of $340,000. If Mr. Hilz’s employment is terminated by us for “Just Cause” or by Mr. Hilz for “Constructive Termination” (each as defined in his employment agreement, subject to our right to cure), he will be entitled to termination benefits, pursuant to which we will pay Mr. Hilz certain accrued obligations and prior year bonus amounts, if any and we will continue to cover costs for Mr. Hilz’s health insurance and other benefits, if any, to which the he may be entitled under the our medical plans from the termination date through and inclusive of the lesser of twelve months or the period through the date on which he obtains other coverage. Mr. Hilz’s employment agreement covenants relating to certain restrictive covenants, such as a non-compete, a non-solicitation covenant restricting his ability to solicit employees of our Company, and the requirement that they devote their full time and attention to the business of our Company.

Employment Agreement with Danielle Watson

On October 15, 2021, we entered into an employment agreement with Ms. Watson, effective as of November 4, 2021, who currently has an annual salary of $205,000 and participation in the Company’s equity incentive plan, along with health insurance and other Company benefits. Ms. Watson’s employment with us constitutes “at-will” employment, and therefore is for an unspecified duration and she may terminate her employment at any time, for any reason, with or without cause and with or without notice. Likewise, we may terminate her employment at any time, for any reason, with or without cause and with or without notice. Ms. Watson’s employment agreement contains certain covenants relating to restrictive covenants, such as a non-compete, a non-solicitation covenant restricting her ability to solicit employees of our Company, and the requirement that she devote her full time and attention to the business of our Company.

2024 Outstanding Equity Awards at Fiscal Year End

The following table shows outstanding option awards granted to our named executive officers as of April 30, 2024:

	Option Awards				Stock Awards
Name / Grant Date	Number of Securities Underlying Unexercised Options (#) Vested (1)	Number of Securities Underlying Unexercised Options (#) Unvested (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)
Andrew Simpson
May 1, 2016	190	38	1,221	May 1, 2026
March 14, 2018	—	228	1,518	March 14 2028
November 1, 2018	—	228	1,518	November 1, 2028
September 1, 2019	303	228	129	September 1, 2029
November 6, 2020	265	265	116	November 6, 2030
March 1, 2022	265	265	347	March 1, 2032
March 20, 2023	1,000	2,000	97	March 20, 2033
Mark Hilz
May 1, 2016	190	38	1,221	May 1, 2026
March 14, 2018	—	228	1,518	March 14 2028
November 1, 2018	—	228	1,518	November 1, 2028
September 1, 2019	303	228	129	September 1, 2029
November 6, 2020	265	265	116	November 6, 2030
March 1, 2022	265	265	347	March 1, 2032
March 20, 2023	1,000	2,000	97	March 20, 2033
Danielle Watson
February 1, 2022	40	6	347	February 1, 2032
March 1, 2022	46	—	347	March 1, 2032
March 20, 2023	250	500	97	March 20, 2033
(1)
Represents options to purchase shares of Common Stock.

Non-Employee Director Compensation

The following table sets forth a summary of compensation for Fiscal 2024 that the we paid to our non-employee director. We do not sponsor a non-equity incentive plan or a non-qualified deferred compensation plan for our directors; therefore, these columns have been omitted from the following table. Additionally, we did not issue any stock awards to its directors during Fiscal 2024.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Total ($)(3)
Bruce Bent	60,000	—	60,000
Brian Szymczak	57,500	—	57,500
David R. Wells	57,500	—	57,500
(1)
This column represents the amounts paid in cash to each director which was paid or accrued in Fiscal 2024.
(2)
The amounts in this column reflect the aggregate grant date fair value of stock options granted in Fiscal 2024 to each director calculated in accordance with FASB ASC Topic 718. See Note 6 Stock-based Compensation to our financial statements included in this Annual Report on Form 10-K for a discussion of all assumptions made in the calculation of these amounts.
(3)
The dollar value in this column for each director represents the sum of all compensation reflected in the previous columns.

The following table shows outstanding vested and unvested option awards (represented by the number of shares of Common Stock such awards entitle the holder to purchase) held by our directors as of April 30, 2024:

Name	Vested Option Awards	Unvested Option Awards	Total Awards
Bruce Bent	519	19	538
Brian Szymczak	713	69	782
David R. Wells	500	—	500

2023 Equity Incentive Plan

On March 15, 2023, our Board of Directors adopted the 2023 Equity Incentive Plan (the “Equity Incentive Plan”), subject to shareholder approval. The Equity Incentive Plan provides for the grant of nonstatutory stock options, incentive stock options, restricted stock, restricted stock units, performance units, performance shares, and other share-based awards. All of our employees, officers and directors, as well as consultants and advisors, are eligible to receive awards under the Equity Incentive Plan. On January 17, 2024, the shareholders approved the Equity Incentive Plan at our annual shareholder meeting.

Pursuant to the Equity Incentive Plan, as amended on November 27, 2023, we are authorized to issue up to 85,000 shares of our Common Stock plus (i) any shares of our Common Stock subject to options that expire or otherwise terminate without having been exercised in full, are tendered to or withheld by us for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by us due to failure to vest, with the maximum number of shares of our Common Stock to be added to the Equity Incentive Plan under this clause (ii) equal to 8,322 shares of our Common Stock. The number of shares of our Common Stock available for issuance under the Equity Incentive Plan will be subject to automatic increase on the first day of each of our fiscal years beginning with the fiscal year beginning May 1, 2024, so that the number of shares of our Common Stock available for issuance under the Equity Incentive Plan is equal to the least of: (i) 25% of the total number of shares of all classes of our Common Stock and preferred stock as converted to our Common Stock outstanding on the last day of the immediately preceding fiscal year, and (ii) a lesser number of shares of our Common Stock determined by the administrator of the Equity Incentive Plan.

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

Administration — The Equity Incentive Plan is administered by our Compensation Committee or our board of directors in the absence of such a committee. Subject to the terms of the Equity Incentive Plan, the Equity Incentive Plan administrator may select participants to receive awards, determine fair market value of our shares, determine the types of awards and terms and conditions of awards and interpret provisions of the Equity Incentive Plan, to institute an exchange program (without stockholder approval) pursuant to which outstanding awards may be surrendered or cancelled in exchange for awards of the same type (which may have lower exercise prices and different terms), awards of a different type, and/or cash (except that the Equity Incentive Plan administrator may not, without stockholder approval, reprice any options or pay cash or issue new options in exchange for the surrender and cancellation of outstanding options), modify awards granted under the Equity Incentive Plan, and make all other determinations deemed necessary or advisable for administering the Equity Incentive Plan.

Grants — The Equity Incentive Plan authorizes the grant to participants of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance shares, performance units or other share-based rewards intended to comply with Section 162(m) of the Code and SARs, as described below:

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

Non-Transferability of Awards — Unless the Equity Incentive Plan administrator provides otherwise, the Equity Incentive Plan generally does not allow for the transfer of awards and only the recipient of an award may exercise an award during his or her lifetime.

Certain Adjustments — In the event of certain changes in our capitalization, to prevent diminution or enlargement of the benefits or potential benefits available under the Equity Incentive Plan, the Equity Incentive Plan administrator will adjust the number and class of shares that may be delivered under the Equity Incentive Plan and/or the number, class and price of shares covered by each outstanding award, and the numerical share limits set forth in the Equity Incentive Plan.

Dissolution, Liquidation — The Equity Incentive Plan provides that in the event of a proposed dissolution or liquidation of our Company, to the extent it has not been previously exercised, an award will terminate immediately prior to the consummation of such proposed action.

Dividends or Dividend Equivalents for Performance Awards — Notwithstanding anything to the foregoing herein, the right to receive dividends, dividend equivalents or distributions with respect to a performance award will only be granted to a participant if and to the extent that the underlying award is earned.

Merger, Change of Control — The Equity Incentive Plan provides that in the event of a merger or a change of control, as defined under the Equity Incentive Plan, each outstanding award will be treated as the Equity

Incentive Plan administrator determines, including, without limitation, that each award will be assumed or an equivalent option or right substituted by the successor corporation or a parent or subsidiary of the successor corporation.

Duration, Amendment, and Termination — Our Board of Directors has the power to amend, suspend or terminate the Equity Incentive Plan without stockholder approval or ratification at any time or from time to time. No change may be made that increases the total number of shares of our Common Stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders within one year of such change. Unless sooner terminated, the Equity Incentive Plan would terminate ten years after it was adopted.

Forfeiture Provisions — The Equity Incentive Plan administrator may provide by rule or regulation or in any award agreement, or may determine in any individual case, the circumstances in which awards shall be paid or forfeited in the event a participant ceases to be employed by us, or to provide services to us, prior to the end of a performance period, period of restriction or the exercise, vesting or settlement of such award. Except as set forth for options, generally awards will be forfeited if not earned or vested upon termination, unless otherwise provided for in an award agreement.

Adjustments for Stock Dividends and Similar Events — The Equity Incentive Plan administrator will make appropriate adjustments in outstanding awards and the number of shares of our Common Stock available for issuance under the Equity Incentive Plan, including the individual limitations on awards, to reflect dividends, splits, extraordinary cash dividends and other similar events.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding beneficial ownership of our Common Stock and Series C Preferred Stock as of July 26, 2024 by:

•
each person, or group of affiliated persons, known to us to be the beneficial owner of more than 5% of our outstanding Common Stock or Series C Preferred Stock;
•
each of our directors and executive officers; and
•
all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares of capital stock indicated. Shares of capital stock that are issuable upon (i) the conversion of Series C Preferred Stock or (ii) the exercise of options or warrants exercisable within 60 days after July 26, 2024, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such Series C Preferred Stock, options or warrants, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

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

The percentage of beneficial ownership in the table below is based on 855,966 shares of our Common Stock and 380,440 shares of Series C Preferred Stock outstanding as of July 26, 2024.

	Beneficial Ownership
	Number of Shares (1)		Percentages (2)

Name of Beneficial Owner	Common Stock	Series C Preferred Stock	Common Stock	Series C Preferred Stock	Combined Voting Power (3)
Holders of 5% or more of each class of our securities:
Front Range Ventures, LLC (4)	29,353	148,213	3.3%	39.0%	3.1%
John H. Matthews (5)	52,419	—	6.0%	—	5.6%
Mount Sinai (6)	64,798	—	7.4%	—	6.9%

Directors and executive officers:
Andrew Simpson, President, CEO, and Chairman (7)	7,556	6,117	*	1.6%	*
Mark Hilz, Coo & Secretary (8)	6,877	2,080	*	*	*
Danielle Watson, CFO & Treasurer (9)	336	—	*	—	*
Bruce Bent, Director (10)	536	—	*	—	*
Brian Szymczak, Director (11)	851	400	*	*	*
David R. Wells, Director (12)	500	—	*	—	*
All directors and executive officers as a group (6 persons):	16,656	8,597	1.9%	2.3%	1.8%

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
(4)
Front Range Ventures, LLC’s (“FRV”) sole member is the L. Lee Stryker Irrevocable Trust U/A/D 09/10/1974. Bohemian Asset Management, Inc. who has voting and dispositive power with respect to the shares of our Common Stock on behalf of the L. Lee Stryker Irrevocable Trust U/A/D 09/10/1974. Includes (i) 28,277 shares of our Common Stock issuable upon conversion of 148,213 shares of our Series C Preferred Stock; and (ii) 1,076 shares of our Common Stock issuable upon exercise of $1M Lender Warrants.
(5)
All of the shares are owned by either Matthews Holdings Southwest, Inc. or Mr. Matthews ("MSW"). Mr. Matthews, as sole controlling shareholder of Matthews Holdings Southwest, Inc., has sole voting and dispositive power over all such shares. Includes (i) 16 shares of our Common Stock issuable upon exercise of $1.5M Lender Warrants; (ii) 10,000 shares of our Common Stock issuable upon exercise of MSW Warrants, (iii) 1,177 shares of our Common Stock issuable upon exercise of IPO Warrants, and (iv) 1,500 shares of our Common Stock issuable upon the exercise of Pre-Funded Bridge Warrants.
(6)
All of the shares are owned by Mount Sinai and its Board of Directors has sole voting and dispositive power over all such shares. Includes (i) 9,142 shares of our Common Stock issuable upon exercise of the MTS Warrants and (ii) 7,107 shares of our Common Stock issuable upon the exercise of the MTS Pre-Funded Warrants.
(7)
Includes (i) 1,167 shares of our Common Stock issuable upon conversion of 6,117 shares of Series C Preferred Stock; (ii) 1 share of our Common Stock issuable upon exercise of $1.5M Lender Warrants; and (iii) options to purchase 2,023 shares of our Common Stock, which were issued as compensation for services rendered to the Company as its Chairman of the Board of Directors. Excludes 17 shares of our Common Stock owned by the

Simpson Family Benefit Trust, the trustee of which, Equiom (Guernsey) Limited, has voting and dispositive power over all such shares. Equiom (Guernsey) Limited disclaims beneficial ownership of all such shares.
(8)
Includes (i) 396 shares of our Common Stock issuable upon conversion of 2,080 shares of Series C Preferred Stock; (ii) 1 share of our Common Stock issuable upon exercise of $1.5M Lender Warrants; and (iii) options to purchase 2,023 shares of our Common Stock issued as compensation for services as an officer of the Company.
(9)
Includes options to purchase 336 shares of our Common Stock issued as compensation for services as an officer of the Company.
(10)
Includes (i) 17 shares of our Common Stock held by Mr. Bent’s spouse and (ii) 519 shares of our Common Stock issuable upon exercise of options issued as compensation for services rendered to the Company.
(11)
Includes (i) 76 shares of our Common Stock issuable upon conversion of 400 shares of Series C Preferred Stock held jointly with Mr. Szymczak’s spouse; (ii) 1 share of our Common Stock issuable upon exercise of $1.5M Lender Warrants; and (iii) 713 shares of our Common Stock issuable upon exercise of options issued as compensation for services rendered to the Company.
(12)
Includes 500 shares of our Common Stock issuable upon exercise of options issued as compensation for services rendered to the Company.

Equity Compensation Plan Information

The following table reflects the number of shares of our Common Stock issuable upon the exercise of awards granted under our equity compensation plans approved and not approved by shareholders and the weighted average exercise price for such awards as of April 30, 2024.

Name of Plan	Number of shares of Common Stock to be issued upon exercise of outstanding options, warrants and rights	Weighted Average Exercise Price of Outstanding Options ($)	Number of shares remaining available for issuance under equity compensation plans (excluding the shares reflected in column (1)
Equity compensation plans approved by security holders (1)	18,815	$53.65	74,507
Equity compensation plans not approved by security holders	—	—	—
Total (1)	18,815	$53.65	74,507

(1) Represents securities issued under our Equity Incentive Plan

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a description of transactions or series of transactions since the beginning of Fiscal 2024 to which we were or will be a party, in which:

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

In October 2023, the Company issued to FRV and Mr. Adams warrants (“$1M Lender Warrants”) to purchase an aggregate of 2,000 shares of Common Stock as consideration for the extension of the interest maturity date to one lender.

On November 16, 2023, the Company entered into a note conversion letter agreement with John Q. Adams (the “Adams Note Conversion Letter Agreement”). Pursuant to the Adams Note Conversion Letter Agreement, in consideration for the conversion of the principal and interest in the amounts of $585,006 due under the JQA Note, on November 16, 2023, the Company: (1) issued 36,563 shares of Common Stock to Mr. Adams; and (2) entered into a Warrant Amendment Agreement with Mr. Adams, amending the $1M Lender Warrants owned by Mr. Adams to reduce the exercise price of an aggregate of 1,076 $1M Lender Warrants to $16.00 per share (the “Adams Warrant Amendment”).

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

In September 2023, the Company drew $0.5 million under the MSW Note and issued warrants in lieu of a facility fee to purchase 5,000 shares of Common Stock exercisable at $100.00 per share, warrants to purchase 2,500 shares of Common Stock exercisable at $125.00 per share, and warrants to purchase 2,500 shares of Common Stock exercisable at $150.00 per share.

On November 16, 2023, the Company entered into a note conversion letter agreement with the Lender (the “MSW Note Conversion Letter Agreement”). Pursuant to the MSW Note Conversion Letter Agreement, in consideration for the conversion of the aggregate amount of $500,000 due under the MSW Note, on November 16, 2023, the Company (i) issued to the Lender 31,250 shares of Common Stock at a conversion price of $16.00 per share; and (ii) entered into a Warrant Amendment Agreement with the Lender, amending the warrants to reduce the exercise price of an aggregate of 10,000 warrants to $16.00 per share (the “MSW Warrant Amendment”). See further discussion in Note 5. In accordance with the terms, no interest was payable as the note converted prior to maturity.

Agreements with Mount Sinai

On September 20, 2023, the Company entered into multiple definitive license agreements (each a “License Agreement” and collectively, the “License Agreements”) with Mount Sinai to commercialize a range of AI cardiovascular algorithms developed by Mount Sinai as well as a memorandum of understanding for ongoing cooperation encompassing de-identified data access, on-going research, and the evaluation of the MyoVista wavECG. The License Agreements, of which there are eleven in total, cover rights to thirteen AI cardiovascular algorithms, two data science methods for use with ECG waveforms and three filed patents.

The closing of the transactions contemplated under the Securities Purchase Agreement (the “MTS Transaction”), dated as of September 20, 2023 (the “Securities Purchase Agreement”), by and between the Company and Mount Sinai, and the effectiveness of the licenses under the License Agreements, were subject to the satisfaction or waiver of certain closing conditions.

On November 16, 2023, and pursuant to the Securities Purchase agreement, the Company issued to Mount Sinai the following:

•
48,549 shares of Common Stock (the “Consideration Shares”);
•
pre-funded warrants to purchase up to 7,107 shares of Common Stock, with an exercise price per share of $0.001, which warrants were issued in lieu of shares of Common Stock issuable to Mount Sinai to ensure that the number of shares of Common Stock held by Mount Sinai does not exceed the Beneficial Ownership Limitation (the “MTS Pre-Funded Warrants”); and
•
Common stock warrants to purchase up to 9,142 shares of Common Stock, having an exercise price per share equal to $50.60, (the “MTS Warrants” and collectively with the Consideration Shares and the MTS Pre-Funded Warrants, the “MTS Securities”).

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

Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance — Director Independence” above.

Item 14. Principal Accounting Fees and Services.

The following table represents aggregate fees billed to during Fiscal 2024 and Fiscal 2023, by Haskell & White LLP, our independent registered public accounting firm.

	Year Ended April 30,
	2024	2023
Audit Fees (1)	$98,600	$97,500
Audit Related Fees (2)	109,785	69,850
Total Fees	$208,385	$167,350

(1)
Audit fees relate to professional services rendered in connection with the audit of the Company's annual financial statements, quarterly review of financial statements and audit services provided in connection with other statutory and regulatory filings.
(2)
Fees related to the IPO and subsequent registration filings.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee is responsible for the appointment, compensation and oversight of the work of the independent registered public accounting firm and approves in advance any services to be performed by the independent registered public accounting firm, whether audit-related or not. The Audit Committee reviews each proposed engagement to determine whether the provision of services is compatible with maintaining the independence of the independent registered public accounting firm. Pre-approval is granted usually at regularly scheduled meetings of the Audit Committee. If unanticipated items arise between regularly scheduled meetings of the Audit Committee, the Audit Committee has delegated authority to the chairman of the Audit Committee to pre-approve services, in which case the chairman communicates such pre-approval to the full Audit Committee at its next meeting. The Audit Committee also may approve the additional unanticipated services by either convening a special meeting or acting by unanimous written consent.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a)
List of the following documents filed as a part of the report:

(1) Financial Statements (Included in Item 8 of this Annual Report)

The financial statements of the Company included in this Annual Report include:

•
Balance Sheets as of April 30, 2024 and 2023
•
Statements of Operations for the years ended April 30, 2024 and 2023
•
Statement of Stockholders’ Equity for the years ended April 30, 2024 and 2023
•
Statements of Cash Flows for the years ended April 30, 2024 and 2023
•
Notes to the Financial Statements

(2) Financial Statement Schedules

All schedules have been omitted since they are either not applicable or the information is contained elsewhere in this Annual Report.

b) Exhibits

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

3.6	Certificate of Amendment to the Amended and Restated Certificate of Formation, dated as of May 6, 2024 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed May 6, 2024)
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

4.14	Form of Warrant to Purchase Common Stock dated September 7, 2023 (incorporated by reference to Exhibit 4.1 our Current Report on Form 8-K, filed with the SEC on September 7, 2023)
4.15	Form of Pre-Funded Purchase Warrant dated as of September 20, 2023 (incorporated by reference to Exhibit 4.1 our Current Report on Form 8-K, filed with the SEC on September 21, 2023)
4.16	Form of Common Stock Warrant dated September 20, 2023 (incorporated by reference to Exhibit 4.2 our Current Report on Form 8-K, filed with the SEC on September 21, 2023)
4.17*	Description of Securities
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

21.1*		List of Subsidiaries of the Company
23.1*		Consent of Haskell & White LLP
24.1*		Power of Attorney (included on signature pages of this report)
31.1*		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*		Heart Test Laboratories, Inc. Compensation Recovery Policy
101.INS*		Inline XBRL Instance Document
101.SCH*		Inline XBRL Taxonomy Extension Schema
101.CAL*		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*		Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Heart Test Laboratories, Inc.

Dated: July 29, 2024	By:	/s/ Andrew Simpson
	Name:	Andrew Simpson
	Title:	President, Chief Executive Officer, and Chairman of the Board of Directors
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

Name	Title	Date

/s/ Andrew Simpson	President, Chief Executive Officer and Chairman of the Board of Directors	July 29, 2024
Andrew Simpson	(Principal Executive Officer)
/s/ Danielle Watson	Chief Financial Officer and Treasurer	July 29, 2024
Danielle Watson	(Principal Financial and Accounting Officer)

/s/ Mark Hilz	Chief Operating Officer, Secretary and Director	July 29, 2024
Mark Hilz

/s/ Bruce Bent	Director	July 29, 2024
Bruce Brent

/s/ David R. Wells	Director	July 29, 2024
David R. Wells

/s/ Brian Szymczak	Director	July 29, 2024
Brian Szymczak