Form 10-Q
period 2024-07-31
Heart Test Laboratories, Inc.
filed 2024-09-12
CIK 1468492

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

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

As of September 10, 2024, the registrant had 911,321 shares of Common Stock outstanding.

HEART TEST LABORATORIES, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by terminology such as “may,” “will,” “should,” “expects,” “aims,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “intends,” or “continue,” or the negative of these terms or other comparable terminology. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and those risks identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2024 filed with the Securities and Exchange Commission on July 29, 2024 ("2024 Annual Report on Form 10-K"). Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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
•
our ability to receive regulatory clearance for the MyoVista wavECG or the MyoVista Insights cloud platform from the U.S. Food and Drug Administration (the “FDA”), state regulators, if any, or other similar foreign regulatory agencies, including approval to conduct clinical trials, the timing and scope of those trials and the prospects for regulatory approval or clearance of, or other regulatory action with respect to our current products or other future potential products;
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
•
our ability to launch sales of the MyoVista wavECG, Myo Vista Insights cloud platform and AI-ECG algorithms or any future potential products into the U.S.;
•
our assessment of the potential of the MyoVista wavECG device, MyoVista Insights cloud platform and AI-ECG algorithms and any future potential products;
•
our planned level of capital expenditures and liquidity;
•
our plans to continue to invest in research and development to develop technology for new products;
•
our ability to continue to meet the continued listing requirements of Nasdaq (as defined below) could result in a de-listing of our shares and penny stock trading;
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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “HeartSciences”, the “Company,” “we,” “us” and “our” refer to Heart Test Laboratories, Inc. References to “Fiscal 2025” refer to the 12 months ending April 30, 2025 and references to “Fiscal 2024” refer to the 12 months ended April 30, 2024.

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

i

HEART TEST LABORATORIES, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Heart Test Laboratories, Inc.

Condensed Balance Sheets

	July 31,	April 30,
	2024	2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,339,778	$5,807,648
Inventory, net	643,039	629,179
Prepaid expenses	387,974	183,704
Other current assets	40,374	40,374
Deferred offering costs	663,490	692,988
Total current assets	6,074,655	7,353,893

Property and equipment, net	86,127	97,991
Intangible assets, net	1,590,079	1,589,246
Right-of-use assets, net	440,529	461,983
TOTAL ASSETS	$8,191,390	$9,503,113

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$396,506	$448,183
Accrued expenses	331,098	398,331
Accrued interest expense	291,340	268,813
Operating lease liabilities	106,402	102,293
Notes payable, current	—	500,000
Other current liabilities	226,343	34,147
Total current liabilities	1,351,689	1,751,767

LONG-TERM LIABILITIES
Notes payable	500,000	—
Operating lease liabilities, long-term	405,743	434,045
Total long-term liabilities	905,743	434,045
TOTAL LIABILITIES	2,257,432	2,185,812

COMMITMENTS AND CONTINGENCIES (NOTE 2, 4-6, and 8)
STOCKHOLDERS EQUITY
Series A, B, and C convertible preferred stock, $0.001 par value, 20,000,000 shares authorized and 620,000 designated; 380,440 shares issued and outstanding as of July 31, 2024 and April 30, 2024.	380	380
Common stock, $0.001 par value, 500,000,000 shares authorized; 906,416 shares issued and outstanding as of July 31, 2024 and 676,598 shares issued and outstanding as of April 30, 2024.	907	677
Additional paid-in capital	75,346,766	74,678,650
Accumulated deficit	(69,414,095)	(67,362,406)
TOTAL STOCKHOLDERS EQUITY	5,933,958	7,317,301
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$8,191,390	$9,503,113

The accompanying notes are an integral part of these condensed unaudited financial statements.

Heart Test Laboratories, Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended July 31,
	2024	2023

Operating expenses:
Research and development	$1,224,931	$565,632
Selling, general and administrative	850,736	765,023
Total operating expenses	2,075,667	1,330,655

Loss from operations	(2,075,667)	(1,330,655)

Other income (expense)
Interest expense	(22,526)	(36,260)
Other income	46,504	60
Total other income (expense)	23,978	(36,200)

Net loss	$(2,051,689)	$(1,366,855)

Net loss per share, basic and diluted	$(2.64)	$(13.23)

Weighted average common shares outstanding, basic and diluted	777,746	103,315

The accompanying notes are an integral part of these condensed unaudited financial statements.

Heart Test Laboratories, Inc.

Condensed Statements of Stockholders' Equity (Deficit) (Unaudited)

Three Month Periods Ended July 31, 2024 and 2023

	Series C Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

BALANCE AT APRIL 30, 2024	380,440	$380	676,598	$677	$74,678,650	$(67,362,406)	$7,317,301

Sale of Common Stock, net of issuance costs	—	—	135,357	136	603,610	—	603,746

Common Stock issued resulting from Reverse Stock Split	—	—	94,461	94	(94)	—	—

Stock based compensation expense	—	—	—	—	54,554	—	54,554

Warrants issued to nonemployees	—	—	—	—	10,046	—	10,046

Net loss	—	—	—	—	—	(2,051,689)	(2,051,689)

BALANCE AT JULY 31, 2024	380,440	$380	906,416	$907	$75,346,766	$(69,414,095)	$5,933,958

BALANCE AT APRIL 30, 2023	380,871	$381	101,332	$101	$60,987,273	$(60,757,198)	$230,557

Sale of Common Stock, net of issuance costs	—	—	4,420	5	391,945	—	391,950

Common Stock issued for consulting services	—	—	1,087	1	99,999	—	100,000

Common stock issued upon conversion of Series C Convertible Preferred Stock	(431)	(1)	20	—	1	—	—

Stock based compensation expense	—	—	—	—	124,646	—	124,646

Net loss	—	—	—	—	—	(1,366,855)	(1,366,855)

BALANCE AT JULY 31, 2023	380,440	$380	106,859	$107	$61,603,864	$(62,124,053)	$(519,702)

The accompanying notes are an integral part of these condensed unaudited financial statements.

Heart Test Laboratories, Inc.

Statements of Cash Flows (Unaudited)

	Three Months Ended July 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,051,689)	$(1,366,855)
Adjustments to reconcile net loss to net cash used in operating activities

Depreciation	11,864	7,338
Amortization - Right-of-use assets, operating lease	21,454	19,498
Stock-based compensation	54,554	124,646
Warrants issued to non-employees	10,046	—
Issuance of Common Stock for consulting services	—	100,000

Changes in current assets and liabilities:
Inventory	(13,860)	—
Prepaid and other current assets	39,989	(49,411)
Deferred offering costs	29,498	(107,828)
Accounts payable	(51,677)	(176,529)
Accrued liabilities	(44,706)	27,730
Lease liability, operating lease	(24,193)	17,146
Net cash used in operating activities	(2,018,720)	(1,404,265)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual property - intangibles	(833)	(4,910)
Net cash used in investing activities	(833)	(4,910)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of fees	603,746	391,950
Principal repayments of finance lease obligations	(52,063)	(67,588)
Net cash provided by financing activities	551,683	324,362

Net change in cash and cash equivalents during the period	(1,467,870)	(1,084,813)
Cash and cash equivalents, beginning of period	5,807,648	1,660,467
Cash and cash equivalents, end of period	$4,339,778	$575,654

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Issuance of Common Stock resulting from the Reverse Stock Split	$94	$—
Financed insurance premiums	$244,259	$260,090

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

On May 6, 2024, the Company filed a Certificate of Amendment to the Amended and Restated Certificate of Formation with the Secretary of the State of Texas to effect a 1-for-100 reverse stock split (the “Reverse Stock Split”) of its outstanding shares of Common Stock, with an effective date of May 17, 2024. As a result of the Reverse Stock Split, every 100 shares of the Company's issued and outstanding pre-reverse split Common Stock were combined into one share of Common Stock, except to the extent that the Reverse Stock Split resulted in any of the Company's shareholders owning a fractional share, which was rounded up to the next highest whole share. In connection with the Reverse Stock Split, there was no change in the par value per share of $0.001. As a result of the Reverse Stock Split, equitable adjustments corresponding to the Reverse Stock Split ratio will be made to the Company’s outstanding warrants and upon the exercise or vesting of all stock options such that every one hundred (100) shares of Common Stock that may be issued upon the exercise of the warrants and stock options held immediately prior to the Reverse Stock Split will represent one share of Common Stock that may be issued upon exercise of such warrants and stock options immediately following the Reverse Stock Split. Correspondingly, the exercise price per share of Common Stock attributable to the warrants and stock options immediately prior to the Reverse Stock Split will be proportionately increased by a multiple of 100 following the Reverse Stock Split.

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

The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. At July 31, 2024 and April 30, 2024, the Company had an accumulated deficit of $69.4 million and $67.4 million, respectively. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

In March 2023, the Company entered into a purchase agreement and a registration rights agreement with an institutional investor, providing for the sale, from time to time at the discretion of the Company, of up to $15.0 million of the Company’s common stock, $0.001 par value per shares (“Common Stock”), over the thirty-six (36) month term of the purchase agreement (the “Equity Line”). As of July 31, 2024, the Company has issued and sold an aggregate 67,878 shares of Common Stock, including 1,000 commitment shares, under the Equity Line and received proceeds of approximately $1.6 million (see Note 5). Subsequent to July 31, 2024 and through the date of this filing, the Company sold 4,905 shares of Common Stock under the Equity Line, receiving proceeds of approximately $15,000.

In September 2023, the Company entered into an Equity Distribution Agreement (the “EDA”) with an institutional investor, pursuant to which the Company may offer and sell an aggregate of up to $3.25 million of its shares of Common Stock in at-the-market offerings (“ATM Facility”). In November 2023, the EDA was further amended increasing the aggregate amount of Common Stock that may be sold under the ATM Facility from $3.25 million to up to $15.0 million. The Company is eligible to sell up to approximately $11.0 million worth of shares of Common Stock as the aggregate market value of the Company's shares of Common Stock eligible for sale under the EDA is subject to limitations of General Instruction I.B.6 of Form S-3 until such time that the Company's public float equals or exceeds $75.0 million. In the event the aggregate market value of the Company’s outstanding Common Stock held by non-affiliates equals or exceeds $75.0 million, then the one-third limitation on sales set forth in General Instruction I.B.6 of Form S-3 shall not apply to additional sales made pursuant to the EDA. From inception through July 31, 2024, the Company has issued and sold an aggregate 530,057 shares of Common Stock and received net proceeds of approximately $9.8 million, after banker fees, legal fees and other costs under the ATM Facility (see Note 5).

In September 2024, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Streeterville Capital, LLC, an accredited investor (“Streeterville”), pursuant to which Streeterville issued the Company an unsecured promissory note in the amount of $2,510,000 (the “Streeterville Note”), which included an original issuance discount of $500,000 (the “OID”) and reimbursement of Streeterville's transaction expenses of $10,000. See further discussion in Note 9.

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

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the U.S. Securities and Exchange Commissions (“SEC”) and have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. In the opinion of management, the unaudited interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results of operations for the periods presented. The interim operating results are not necessarily indicative of results that may be expected for any subsequent period. The accompanying unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the 2024 Annual Report on Form 10-K.

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

Inventory

All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis. The following is a summary of the Company’s inventories at July 31, 2024 and April 30, 2024:

	July 31,	April 30,
	2024	2024
Raw materials	$322,996	$322,996
Sub-assemblies	361,296	347,436
Work in progress	21,741	21,741
Finished goods	22,581	22,581
Reserve for obsolescence	(85,575)	(85,575)
Total Inventory	$643,039	$629,179

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

The following is a summary of the Company’s property and equipment at July 31, 2024 and April 30, 2024:

	July 31,	April 30,
	2024	2024
Equipment	$462,375	$462,375
Furniture & fixtures	102,563	102,563
Leasehold improvements	32,812	32,812
Total	597,750	597,750
Less: Accumulated depreciation	(511,623)	(499,759)
Property and equipment, net	$86,127	$97,991

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

As of July 31, 2024 and April 30, 2024, $663,490 and $692,988 of deferred offering costs were capitalized on the balance sheet, respectively.

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

The Company did not recognize material revenues during the three month periods ended July 31, 2024 and 2023. The Company’s revenues do not require significant estimates or judgments. The Company is not a party to contracts that include multiple performance obligations or material variable consideration. As of July 31, 2024 and April 30, 2024, the Company did not have any contract assets or liabilities from contracts with customers and there were no remaining performance obligations that the Company had not satisfied.

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

Based on its analysis, management has determined that it has not incurred any liability for unrecognized tax benefits as of July 31, 2024 and April 30, 2024.

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

Note 4. Debt

Debt consists of the following:

	July 31,	April 30,
	2024	2024
FRV Note	$500,000	$500,000
Less: current maturities	—	(500,000)
Notes payable, long-term	$500,000	$—

Loan and Security Agreement

In April 2020, the Company entered into a loan and security agreement (the “Loan and Security Agreement”) pursuant to which a secured promissory note in the original principal amount of $500,000 (the “FRV Note”) was issued to each of Front Range Ventures LLC (“FRV”) and John Q. Adams (the “JQA Note”), who were both shareholders of the Company at the time of issuance. John Q. Adams was also a director of the Company at the time of entering into the Loan and Security Agreement. Each party committed to lend a principal amount of $500,000, totaling $1,000,000, and the loan was drawn in three installments of $300,000 upon execution of the loan agreement, $350,000 on or about July 2, 2020 and $350,000 on or about September 4, 2020. The loan accrued interest at a rate of 12% per annum, compounded annually, payable at maturity. The Company is also required to pay default interest at a rate of 18% per annum, compounded annually, on any unpaid amounts after the applicable due date until the loan amounts are fully re-paid. The loan is collateralized by substantially all of the Company’s assets and intellectual property, except for the secured interest on the covered technology as discussed in Note 8.

The loan had an original maturity date of September 30, 2021, which was amended in September 2021 making the note repayable on demand. The loan was amended in November 2021, extending the maturity to September 30, 2022; further amended in May 2022 to extend the maturity to September 30, 2023; amended again in January 2023 to (i) further extend the maturity date of the FRV Note to September 30, 2024, on which date the principal amount and all accrued interest thereon would be due and payable; and (ii) amend the dates on which principal and accrued interest was due under the JQA Note, such that interest accrued would be due and payable on September 30, 2023, and the principal amount together with all accrued interest after September 30, 2023 would be due and payable on March 31, 2024.

On November 16, 2023, the Company entered into a note conversion letter agreement with John Q. Adams (the “Adams Note Conversion Letter Agreement”). Pursuant to the Adams Note Conversion Letter Agreement, in consideration for the conversion of the principal and interest in the amounts of $585,006 due under the JQA Note, on November 16, 2023, the Company: (1) issued 36,563 shares of Common Stock to Mr. Adams; and (2) entered into a Adams Warrant Amendment (as defined below) with Mr. Adams, amending the $1M Lender Warrants to reduce the exercise price of an aggregate of 1,076 $1M Lender Warrants to $16.00 per share (the “Adams Warrant Amendment”).

As of July 31, 2024 and April 30, 2024, accrued interest was approximately $291,000 and $269,000, respectively, and is included in accrued expenses in the accompanying condensed balance sheets.

On August 19, 2024, the Company and FRV entered into Amendment No. 6 to the Loan and Security Agreement to further extend the maturity date of the FRV Note to September 30, 2025 and pay the outstanding accrued interest as follows: (i) a payment of all accrued interest outstanding within five (5) business days of execution of the agreement; (ii) a payment of accrued interest on September 30, 2024 and (iii) thereafter all accrued interest due shall be payable at maturity. The Company may elect to repay all or any part of the FRV Note, as amended, in its sole discretion at any time prior to the extended maturity date, provided such repayment shall not be less than $50,000 and shall first be applied to accrued interest and thereafter to outstanding principal. In August 2024, the Company paid approximately $300,000 in accrued interest to FRV.

Note 5. Stockholders’ Equity

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

At July 31, 2024 and April 30, 2024, there were 380,440 shares of Series C Preferred Stock outstanding, respectively.

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

During the three months ended July 31, 2023, 431 shares of Series C Preferred Stock converted into 20 shares of Common Stock at a conversion ratio of 0.0464 shares of Common Stock for each share of Series C Preferred Stock.

At July 31, 2024, the outstanding shares of Series C Preferred Stock were convertible into 76,027 shares of Common Stock at a conversion price of $125.03 per share.

At September 10, 2024, the outstanding shares of Series C Preferred Stock were convertible into 76,380 shares of Common Stock at a conversion price of $124.47 per share.

Common Stock

The Company’s Certificate of Formation, as amended, authorizes 500,000,000 shares of Common Stock with a par value of $0.001 per share. As of July 31, 2024 and April 30, 2024, the Company had issued 906,416 and 676,598 shares of Common Stock, respectively.

During the three months ended July 31, 2024, the Company issued 229,818 shares of Common Stock, as set forth in the below table:

Number of Shares
Issuance of Common Stock under Equity Line	14,500
Issuance of Common Stock under ATM Facility	120,857
Issuance of Common Stock	94,461
Issued during the three months ended July 31, 2024	229,818

Summary table of common stock share transactions:
Balance at April 30, 2024	676,598
Issued in Fiscal 2025	229,818
Balance at July 31, 2024	906,416

On March 10, 2023, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) providing for the purchase, from time to time at the Company’s discretion, of up to $15.0 million of the Company’s Common Stock, over the thirty-six (36) month term of the purchase agreement. The agreement allows the Company, at its sole discretion, to direct Lincoln Park to purchase shares of Common Stock, subject to limitations in both volume and dollar amount. The purchase price of the shares that may be sold to Lincoln Park under the agreement is the lower of (i) the lowest sale price on the date of purchase, or (ii) the average of the three lowest closing prices in the prior ten business days. Concurrently with the purchase agreement, the Company entered into a registration rights agreement, pursuant to which the Company filed a registration statement on Form S-1 with the SEC on March 22, 2023. This registration statement was declared effective on April 10, 2023. At the annual shareholder meeting held on January 17, 2024, the Company’s shareholders approved the full issuance of shares of Common Stock issuable by the Company pursuant to the Company’s Equity Line, for purposes of complying with Nasdaq Listing Rule 5635(d). The Company filed a registration statement on Form S-1 with the SEC on March 5, 2024 and the registration statement was declared effective on March 13, 2024. During the three months ended July 31, 2024, the Company issued 14,500 shares of Common Stock to Lincoln Park receiving approximately $52,000 in net proceeds.

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

During the three months ended July 31, 2024, the Company issued 120,857 shares of Common Stock under the ATM Facility, receiving net proceeds of approximately $551,000.

During the three months ended July 31, 2024, the Company issued 94,461 shares of Common Stock to shareholders to account for fractional shares rounded up to the next highest whole share as a result of the Reverse Stock Split.

The holders of Common Stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the board of directors, subject to the rights of holders of Preferred Stock outstanding. No dividends were declared as of or through the three months ended July 31, 2024 and the year ended April 30, 2024.

Common Stock Warrants

The Company has issued warrants to investors in connection with funding or for services rendered and these warrants are convertible into a number of shares of the Company’s Common Stock for a period of 5 years from the date of issuance.

The following is a summary of warrant activity during the three months ended July 31, 2024:

	Warrants Outstanding and Exercisable	Exercise Price Per Share	Weighted Average Strike Price per Share
Balance, April 30, 2024	56,555	$0.001-$825.00	$182.00
Granted	2,500	$5.15	$5.15
Balance, July 31, 2024	59,055	$0.001-$825.00	$174.42

During the three months ended July 31, 2024, the Company issued warrants to purchase up to 2,500 shares of Common Stock, at an exercise price of $5.15 per share, to consultants of the Company as consideration for services rendered.

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

2023 Equity Incentive Plan

On March 15, 2023, the Company's Board of Directors adopted the 2023 Equity Incentive Plan (as amended, the “Equity Incentive Plan”), subject to shareholder approval. The Equity Incentive Plan provides for the grant of nonstatutory stock options, incentive stock options, restricted stock, restricted stock units, performance units, performance shares, and other share-based awards. Pursuant to the Equity Incentive Plan, the Company is authorized to issue up to 25,000 shares of Common Stock plus (i) any shares of our Common Stock subject to options that expire or otherwise terminate without having been exercised in full, are tendered to or withheld by us for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by us due to failure to vest, with the maximum number of shares of Common Stock to be added to the Equity Incentive Plan under this clause (ii) equal to 8,322 shares of Common Stock.

On November 27, 2023, the Company's Board of Directors approved and entered into Amendment No. 1 to the Equity Incentive Plan, subject to shareholder approval, to increase the initial number of shares currently issuable under the Plan from 25,000 shares to 85,000 shares. The Company's shareholders approved the Equity Incentive Plan at the Company's 2023 annual shareholder meeting held on January 17, 2024.

During the three months ended July 31, 2024, the Company granted 1,500 stock options to a board advisor of the Company. The stock options, which have an exercise price of $5.15, will expire in June 2034 and vest on a quarterly basis beginning July 2024.

The following is a summary of service-based stock option activity during the three months ended July 31, 2024:

	Number of Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Outstanding - April 30, 2024	18,659	$121.00	8.9
Granted	1,500	5.15	9.8
Outstanding - July 31, 2024	20,159	$121.00	8.7

Non-vested at July 31, 2024	12,929	$42.00	9.3
Vested at July 31, 2024	7,230	$264.00	7.7

The following is a summary of performance-based stock option activity during the three months ended July 31, 2024:

	Number of Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Outstanding - April 30, 2024	5,456	$502.00	5.9
Granted	—	—	—
Outstanding - July 31, 2024	5,456	$502.00	5.7

Non-vested at July 31, 2024	3,565	$626.00	5.4
Vested at July 31, 2024	1,891	$268.00	6.0

During the three months ended July 31, 2024, management estimated the fair value of the awards utilizing the Black-Scholes Option Pricing model with the following weighted-average assumptions:

Risk free interest rate	4.35%
Volatility	103.9%
Weighted average expected term (in years)	5.0

During the three months ended July 31, 2024 and 2023, the Company recognized stock based compensation for stock options of $54,554 and $124,646, respectively.

As of July 31, 2024, there was approximately $152,000 of unrecognized compensation costs related to non-vested service-based Common Stock options and approximately $1.5 million of unrecognized compensation costs related to non-vested performance-based Common Stock options.

Note 7. Income Taxes

The tax effects of temporary differences and carry-forwards that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	July 31,	April 30,
	2024	2024
Deferred tax assets (liabilities):

Net operating loss carryforwards	$11,658,241	$11,378,409
Start-up costs	808,647	833,918
Stock option and warrant payments	705,662	694,206
Accumulated depreciation	159,300	(3,339)
Research and development credits	255,600	255,600
Research and development warrants	21,488	21,488
Total deferred tax assets, net	13,608,938	13,180,282
Valuation Allowance	(13,608,938)	(13,180,282)
Net Deferred Tax Assets	$—	$—

For the three months ended July 31, 2024 and the year ended April 30, 2024, the Company’s cumulative net operating loss for federal income tax purposes was approximately $56 million and $54 million, respectively. The net operating loss, subject to limitations, may be available in future tax years to offset taxable income. The net operating loss carry-forward will begin to expire in year 2028.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and therefore, a full valuation allowance has been recorded at July 31, 2024 and April 30, 2024.

Note 8. Commitments and Contingencies

Operating Leases

The Company has a long-term operating lease for office, industrial, and laboratory space which was entered into in May 2017. On September 27, 2022, the Company entered into the First Amendment to Lease (the “Lease Amendment”), which amended the Lease Agreement to document the exercise of its option to extend the term of the lease for an additional 64 months, commencing February 1, 2023, and expiring on May 31, 2028 (the “Extension Term”). Pursuant to the amendment, the Company will pay initial monthly payments of $13,129, beginning February 2023, subject to 3% annual increases. Rent expense for the three months ended July 31, 2024 was approximately $37,000.

The Company records right-of-use assets and liabilities at the present value of the fixed lease payments over the term at the commencement date. The Company uses its incremental borrowing rate of 12% to determine the present value of the lease as the rate implicit in the lease is typically not readily available.

Information related to the Company’s right-of-use assets and lease liabilities consist of the following:

July 31,
2024
Right-of-use assets	$440,529

Lease liabilities, current	$106,402
Lease liabilities, net of current portion	405,743
Total lease liabilities	$512,145

Weighted average remaining term (in years)	3.8
Weighted average discount rate	12%

As of July 31, 2024, future maturities of lease liabilities due under lease agreements for the period ended are as follows:

2025	$162,167
2026	166,214
2027	170,361
2028	144,928
Total future lease payments	643,670
Less imputed interest	(131,525)
Total operating lease liabilities	$512,145

Litigation

From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of business. The Company does not believe that the outcome of those matters will have a material adverse effect to the financial position, operating results or cash flows. However, there can be no assurance such legal proceedings will not have a material impact.

The Company is not aware of any material claims outstanding or pending against the Company as of July 31, 2024.

Royalty Agreements

In 2013, the Company entered into an agreement (“Technology Agreement”) with its founder, conveying ownership of all intellectual property and rights to the Company. As part of that agreement, the Company will make royalty payments, based upon paid MyoVista wavECG device unit sales, as follows:

a)
$500 on each of the first 2,400 MyoVista wavECG devices; and
b)
$200 on each MyoVista wavECG device thereafter until royalties total $3,500,000.

The royalty obligation has a first priority security interest and pledge on the covered technology (as defined in the Technology Agreement, which essentially is comprised of the intellectual property of the MyoVista wavECG device) in priority to the debt holders of the Loan and Security Agreement as discussed further in Note 4.

Upon (i) the aggregate payment of $3,000,000 of royalties; (ii) the Common Stock having a closing quoted share price of $6,875 per share or more; or (iii) receipt by the Company of a bona fide offer valuing the Common Stock at $6,875 or more, then the secured interest and pledge shall be released.

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

Collaboration Agreements

Rutgers Collaboration Agreement

On November 29, 2022, the Company entered into a multi-year Collaboration Agreement with Rutgers, The State University of New Jersey, to develop AI-ECG algorithms for new or improved ECG indications, which is expected to accelerate our product development pipeline and further expand the clinical value of an ECG for low-cost detection of heart disease.

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

Note 9. Subsequent Events

Management has evaluated subsequent events after the balance sheet date of July 31, 2024, through the date of filing. Please refer to Note 4 regarding the extension of the FRV Note that occurred after July 31, 2024.

During August 2024, the Company sold 4,905 shares of Common Stock under the Equity Line, receiving net proceeds of approximately $15,000.

In September 2024, the Company entered into a Note Purchase Agreement with Streeterville pursuant to which Streeterville issued the Company an unsecured promissory note in the amount of $2,510,000 which included an original issuance discount of $500,000 and reimbursement of Streeterville's transaction expenses of $10,000.

The Streeterville Note bears interest at the rate of 8.5% per annum and matures in 18 months after its issuance date. From time to time, beginning six months after issuance, Streeterville may redeem a portion of the Streeterville Note, not to exceed $270,000 per month. In the event the Company has not reduced the outstanding balance under the Streeterville Note by at least $900,000 by the 12-month anniversary following the issuance date, then the outstanding balance at such time will automatically increase by 5%. Subject to terms and conditions set forth in the Streeterville Note, the Company may prepay all or any portion of the outstanding balance of the Streeterville Note at any time.

The Note Purchase Agreement and the Streeterville Note contain customary events of default, including if the Company undertakes a fundamental transaction (including consolidations, mergers, and certain changes in control of the Company), without Streeterville’s prior written consent. As described in the Streeterville Note, upon the occurrence of certain events of default, the outstanding balance of the Streeterville Note will become automatically due and payable. Additionally, upon an event of default described in the Streeterville Note (i.e., the failure to pay amounts under the Streeterville Note when due or to observe any covenant under the Note Purchase Agreement), the outstanding balance of the Streeterville Note automatically increases to the lesser of 18% or the maximum rate permitted by law.

The Note Purchase Agreement also provides for indemnification of Streeterville and its affiliates in the event that they incur loss or damage related to, among other things, a breach by the Company of any of its representations, warranties or covenants under the Note Purchase Agreement.

The Company engaged Maxim Group LLC and Ascendiant Capital Markets, LLC to serve as placement agents for the transaction between the Company and Streeterville in exchange for an aggregate commission equal to 7% of the gross cash proceeds received from the sale of the Streeterville Note. The Company received approximately $1.9 million in net cash proceeds from the sale of the Streeterville Note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our unaudited financial statements and the notes presented herein included in this Quarterly Report on Form 10-Q and the audited financial statements and the related notes set forth in our 2024 Annual Report on Form 10-K. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Cautionary Note Regarding Forward-Looking Statements” and under “Risk Factors” as identified under Part 1, Item 1A of our 2024 Annual Report on Form 10-K.

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

Recent Developments

Compliance with Nasdaq Listing Requirements

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

We attended an August 17, 2023 hearing before the Nasdaq Hearing Panel (the “Panel”), and requested the continued listing of its securities on the Nasdaq Capital Market pending our return to compliance with the Minimum Bid Price Requirement.

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

Patents

In May 2024, we were granted a patent from the Indian Patent Office covering MyoVista wavelet technology.

Debt Extension

On August 19, 2024, the Company and FRV entered into Amendment No. 6 to the Loan and Security Agreement to further extend the maturity date of the FRV Note to September 30, 2025 and pay the outstanding accrued interest as follows: (i) a payment of all accrued interest outstanding within five (5) business days of execution of the agreement; (ii) a payment of accrued interest on September 30, 2024 and (iii) thereafter all accrued interest due shall be payable at maturity. In August 2024, the Company paid approximately $300,000 in accrued interest to FRV.

Streeterville Note Purchase Agreement and Promissory Note

In September 2024, the Company entered into a Note Purchase Agreement with Streeterville pursuant to which Streeterville issued the Company an unsecured promissory note in the amount of $2,510,000 which included an original issuance discount of $500,000 and reimbursement of Streeterville's transaction expenses of $10,000. The Company incurred placement agent fees equal to 7% of the gross proceeds received from the sale of the Streeterville Note. The Company received approximately $1.9 million in net cash proceeds from the sale of the Streeterville Note.

The Streeterville Note bears interest at the rate of 8.5% per annum and matures in 18 months after its issuance date. From time to time, beginning six months after issuance, Streeterville may redeem a portion of the Streeterville Note, not to exceed $270,000 per month. In the event the Company has not reduced the outstanding balance under the Streeterville Note by at least $900,000 by the 12-month anniversary following the issuance date, then the outstanding balance at such time will automatically increase by 5%. Subject to terms and conditions set forth in the Streeterville Note, the Company may prepay all or any portion of the outstanding balance of the Streeterville Note at any time.

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

Interest Expense

Interest expense relates to our loan facilities and convertible notes.

The following table summarizes our results of operations for the periods presented on our statement of operations data.

	Three Months Ended July 31,
	2024	2023	$ Change	% Change
	(In thousands, except percentages, unaudited)
Operating expenses:
Research and development	$1,225	$566	$659	117%
Selling, general and administrative	851	765	86	11%
Total operating expenses	2,076	1,331	745	56%

Loss from operations	(2,076)	(1,331)	(745)	56%
Interest expense	(23)	(36)	13	(36)%
Other income	47	—	47	—%
Other income (expense), net	24	(36)	60	(166)%
Net loss	$(2,052)	$(1,367)	$(685)	50%

Summary of Statements of Operations for the three months ended July 31, 2024 compared with the three months ended July 31, 2023:

Research and development expenses were $1.2 million for the three months ended July 31, 2024, representing an increase of $659,000, or 117% when compared to the same periods in 2023. The increase is primarily due to consulting costs incurred for development of our MyoVista Insights Cloud Platform and increase in headcount and professional services supporting the FDA submission process.

Selling, general, and administrative expenses were approximately $0.9 million for the three months ended July 31, 2024, representing an increase of $86,000, or 11% when compared to the same periods in 2023. The increase is primarily due to payroll related and professional expenses related to the reverse stock split.

Interest expense was $23,000 for the three months ended July 31, 2024, representing a decrease of $13,000 or 36% when compared to the same periods in 2023. Interest expense in Fiscal 2025 is related to interest on the FRV Note. The JQA Note and related accrued interest and the MSW Note converted to equity in November 2023.

Other income of $47,000 during the three months ended July 31, 2024 is related to interest earned on our cash balances.

Liquidity, Capital Resources, and Going Concern Considerations

We have incurred losses each year since inception and have experienced negative cash flows from operations in each year since inception. We incurred a net loss of $2.1 million for the period ended July 31, 2024. As of July 31, 2024, we had an accumulated deficit of $69.4 million and stockholder's equity of $5.9 million and working capital of $4.7 million.

Based on our current business plan assumptions and expected cash burn rate, we believe that the existing cash is insufficient to fund operations for the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding our ability to continue as a going concern.

On March 10, 2023, we entered into the Lincoln Park Purchase Agreement providing for the purchase, from time to time at our discretion, of up to $15.0 million of our Common Stock, over the 36-month term of the agreement. Actual sales of shares of Common Stock will depend on a variety of factors to be determined by us from time to time. The net proceeds received from these purchases will depend on the frequency and prices at which we sell shares of our Common Stock to Lincoln Park. As of the date of this Quarterly Report, we have received approximately $1.6 million from the sale of Common Stock pursuant to the Lincoln Park Purchase Agreement. We expect that any proceeds received from such sales to Lincoln Park will be used for working capital and general corporate purposes.

On September 18, 2023, we entered into an EDA with Maxim Group LLC as sales agent pursuant to which we may offer and sell up to $3.25 million of our shares of Common Stock in at-the-market offerings. The EDA was further amended on November 9, 2023 and again on November 17, 2023, to increase the amount of shares of Common Stock we may sell to up to $15.0 million. The shares of Common Stock may be issued and sold from time to time through or to the placement agent acting as sales agent or principal pursuant to our shelf registration statement on the Shelf S-3, as filed with the SEC on September 18, 2023. As of the date of this Quarterly Report, we have received approximately $9.8 million in net proceeds, after Maxim fees, legal fees and other costs, from the sale of Common Stock pursuant to the amended EDA. We expect that any proceeds received from such sales under the ATM Facility will be used for working capital and general corporate purposes

In September 2023, the Company entered into the MSW Note for up to $1.0 million, drawn in installments consisting of (i) $0.25 million on or prior to September 8, 2023, (ii) ) $0.25 million on or prior to September 20, 2023, and (iii) further drawdowns of up to $0.5 million in such amounts and such times to be mutually agreed upon between the Company and MSW. In September 2023, the Company drew $0.5 million under the MSW Note and in November 2023, the MSW Note was converted into shares of Common Stock.

In September 2024, the Company entered into a Note Purchase Agreement with Streeterville pursuant to which Streeterville issued the Company an unsecured promissory note in the amount of $2,510,000 which included an original issuance discount of $500,000 and reimbursement of Streeterville's transaction expenses of $10,000. The Company incurred placement agent fees equal to 7% of the gross proceeds received from the sale of the Streeterville Note. The Company received approximately $1.9 million in net cash proceeds from the sale of the Streeterville Note.

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

Since our inception, we have raised capital through the public and private sale of debt and equity. As of July 31, 2024, we had cash and cash equivalents balance of approximately $4.3 million, a decrease of $1.5 million from $5.8 million as of April 30, 2024.

The table below presents our cash flows for the periods indicated:

	Three Months Ended July 31,
U.S. dollars, in thousands	2024	2023
	(Unaudited)
Net cash used in operating activities	$(2,019)	$(1,404)
Net cash used in investing activities	$(1)	$(5)
Net cash provided by financing activities	$552	$324
Net change in cash and cash equivalents during the period	$(1,468)	$(1,085)

Operating Activities

Net cash used by our operating activities of $2.0 million during the three months ended July 31, 2024 is primarily due to our net loss of $2.1 million, plus $98,000 in non-cash expenses less $65,000 of net changes in operating assets and liabilities.

Net cash used by our operating activities of $1.4 million during the three months ended July 31, 2023 is primarily due to our net loss of $1.4 million plus $232,000 in non-cash expenses less $269,000 of net changes in operating assets and liabilities.

Financing Activities

Net cash provided by financing activities of $0.6 million during the three months ended July 31, 2024 is primarily from the issuance of Common Stock under the Equity Line and the ATM Facility.

Net cash provided by financing activities of $0.3 million during the three months ended July 31, 2023 is primarily from the issuance of Common Stock under the Equity Line.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2024 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required to be provided by a smaller reporting company.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company's disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based upon the most recent evaluation of internal controls over financial reporting, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) determined that our disclosure controls and procedures were not effective as of July 31, 2024 as a result of identified material weaknesses in our internal control over financial reporting. The identified material weaknesses were as follows: (i) lack of proper approval processes and review processes and documentation for such reviews; (ii) we did not maintain sufficient U.S. GAAP and SEC accounting resources commensurate with those required of a public company; and (iii) insufficient number of staff to maintain optimal segregation of duties and levels of oversight. We have taken and continue to take remedial steps to improve our internal controls over financial reporting, which includes establishing a more robust process related to review of complex accounting transactions, preparation of account reconciliations, and review of journal entries. Our Chief Financial Officer frequently attends continuing education for updates on accounting policies and procedures. We cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. Management is monitoring the effectiveness of these and other processes, procedures and controls and will make any further changes deemed appropriate. We are committed to ensuring that our internal controls over financial reporting are designed and operating effectively. Management believes the foregoing actions will effectively remediate the material weaknesses, however, our material weaknesses will not be considered remediated until controls are in place for a period of time, the controls are tested, and management concludes that the controls are properly designed and operating effectively.

Changes in Internal Control Over Financial Reporting

Except as described above with respect to the remediation steps we are taking, there have been no changes in our internal control over financial reporting during the quarter ended July 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

Exhibits 31.1 and 31.2 to this Quarterly Report are the Certifications of our Chief Executive Officer and Chief Financial Officer, respectively. These Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act (the “Section 302 Certifications”). This Item 4 of this Quarterly Report, which you are currently reading, is the information concerning the evaluation referred to above and in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

Item 1A. Risk Factors.

For a discussion of risk factors, please refer to Item 1A of our 2024 Annual Report on Form 10-K. There have been no material changes to the risk factors contained in Item 1A of our 2024 Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

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
10.45

Note Conversion Letter Agreement, dated November 16, 2023, by and between Heart Test Laboratories, Inc. and Matthews Southwest Holdings, Inc. (filed as Exhibit 10.1 on our Current Report on Form 8-K, filed with the SEC on November 17, 2023)

10.46

Note Conversion Letter Agreement, dated November 16, 2023, by and between Heart Test Laboratories, Inc. and John Q. Adams (filed as Exhibit 10.2 on our Current Report on Form 8-K, filed with the SEC on November 17, 2023)

10.47

Warrant Amendment, dated November 16, 2023, by and between Heart Test Laboratories, Inc. and Matthews Southwest Holdings, Inc. (filed as Exhibit 10.3 on our Current Report on Form 8-K, filed with the SEC on November 17, 2023)

10.48

Warrant Amendment, dated November 16, 2023, by and between Heart Test Laboratories, Inc. and John Q. Adams (filed as Exhibit 10.4 on our Current Report on Form 8-K, filed with the SEC on November 17, 2023)

10.49

Amendment No. 6 to Loan and Security Agreement by and between Heart Test Laboratories, Inc. and Front Range Ventures LLC dated August 19, 2024 (filed as Exhibit 10.1 on our Current Report on Form 8-K, filed with the SEC on August 19, 2024)

10.50

No. 2 Amended and Restated Secured Promissory Note by and between Heart Test Laboratories, Inc. and Front Range Ventures LLC dated August 19, 2024 (filed as Exhibit 10.1 on our Current Report on Form 8-K, filed with the SEC on August 19, 2024)

10.51†

Employment Agreement by and between Heart Test Laboratories, Inc. and Danielle Watson, dated October 15, 2021 (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1 filed October 16, 2023)

10.52

Note Purchase Agreement, by and between the Company and Streeterville Capital, LLC dated September 6, 2024 (filed as Exhibit 10.1 on our Current Report on Form 8-K, filed with the SEC on September 10, 2024)

10.53	Purchase Note dated September 6, 2024 (filed as Exhibit 10.2 on our Current Report on Form 8-K, filed with the SEC on September 10, 2024)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

† Management contract or compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heart Test Laboratories, Inc.

Date: September 12, 2024	By:	/s/ Andrew Simpson
	Name:	Andrew Simpson
	Title:	President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)

Date: September 12, 2024	By:	/s/ Danielle Watson
	Name:	Danielle Watson
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)