Form 10-Q
period 2024-10-31
HeartSciences Inc.
filed 2024-12-16
CIK 1468492

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-41422

HEARTSCIENCES INC.

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

As of December 12, 2024, the registrant had 980,321 shares of Common Stock outstanding.

HEARTSCIENCES INC.

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

•
the ultimate impact of health epidemics, on our business, our clinical trials, our research programs, healthcare system or the global economy as a whole;
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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, the “Company,” “we,” “us” and “our” refer to HeartSciences Inc. References to “Fiscal 2025” refer to the 12 months ending April 30, 2025 and references to “Fiscal 2024” refer to the 12 months ended April 30, 2024.

i

HEARTSCIENCES INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HEARTSCIENCES INC.

Condensed Balance Sheets

	October 31,	April 30,
	2024	2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,052,120	$5,807,648
Inventory, net	652,907	629,179
Prepaid expenses	239,629	183,704
Other current assets	40,374	40,374
Deferred offering costs	704,044	692,988
Total current assets	5,689,074	7,353,893

Property and equipment, net	77,069	97,991
Intangible assets, net	1,592,764	1,589,246
Right-of-use assets, net	418,334	461,983
TOTAL ASSETS	$7,777,241	$9,503,113

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$276,848	$448,183
Accrued expenses	369,673	398,331
Current portion of accrued interest expense	5,096	268,813
Operating lease liabilities	110,645	102,293
Current portion of notes payable	2,366,800	500,000
Other current liabilities	173,644	34,147
Total current liabilities	3,302,706	1,751,767

LONG-TERM LIABILITIES
Notes payable	49,470	—
Accrued expenses	32,103	—
Operating lease liabilities, long-term	376,241	434,045
Total long-term liabilities	457,814	434,045

TOTAL LIABILITIES	3,760,520	2,185,812

COMMITMENTS AND CONTINGENCIES (NOTE 2, 4-6, and 8)
STOCKHOLDERS' EQUITY
Series A, B, and C convertible preferred stock, $0.001 par value, 20,000,000 shares authorized and 620,000 designated; 380,440 shares issued and outstanding as of October 31, 2024 and April 30, 2024.	380	380
Common stock, $0.001 par value, 500,000,000 shares authorized; 947,821 shares issued and outstanding as of October 31, 2024 and 676,598 shares issued and outstanding as of April 30, 2024.	948	677
Additional paid-in capital	75,512,406	74,678,650
Accumulated deficit	(71,497,013)	(67,362,406)
TOTAL STOCKHOLDERS' EQUITY	4,016,721	7,317,301
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,777,241	$9,503,113

The accompanying notes are an integral part of these condensed unaudited financial statements.

HEARTSCIENCES INC.

Condensed Statements of Operations (Unaudited)

	Three months ended October 31,		Six months ended October 31,
	2024	2023	2024	2023

Revenue	$—	$3,900	$-	$3,900

Cost of sales	—	1,520	—	1,520

Gross margin	—	2,380	—	2,380

Operating expenses:
Research and development	1,198,965	757,303	2,423,896	1,322,935
Selling, general and administrative	786,068	815,020	1,636,804	1,580,043
Total operating expenses	1,985,033	1,572,323	4,060,700	2,902,978

Loss from operations	(1,985,033)	(1,569,943)	(4,060,700)	(2,900,598)

Other income (expense)
Interest expense	(117,598)	(178,438)	(140,124)	(214,698)
Other income	19,713	3	66,217	63
Total other expense	(97,885)	(178,435)	(73,907)	(214,635)

Net loss	$(2,082,918)	$(1,748,378)	$(4,134,607)	$(3,115,233)

Net loss per share, basic and diluted	$(2.27)	$(15.92)	$(4.88)	$(29.23)

Weighted average common shares outstanding, basic and diluted	917,445	109,841	847,990	106,582

The accompanying notes are an integral part of these condensed unaudited financial statements.

HEARTSCIENCES INC.

Condensed Statements of Stockholders' Equity (Deficit) (Unaudited)

Three Month Periods Ended October 31, 2024 and 2023

	Series C Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

BALANCE AT JULY 31, 2024	380,440	$380	906,416	$907	$75,346,766	$(69,414,095)	$5,933,958

Sale of Common Stock, net of fees	—	—	41,405	41	121,079	—	121,120

Stock based compensation - management & other employees	—	—	—	—	44,561	—	44,561

Net loss	—	—	—	—	—	(2,082,918)	(2,082,918)

BALANCE AT OCTOBER 31, 2024	380,440	$380	947,821	$948	$75,512,406	$(71,497,013)	$4,016,721

BALANCE AT JULY 31, 2023	380,440	$380	106,859	$107	$61,603,864	$(62,124,053)	$(519,702)

Sale of Common Stock, net of fees	—	—	5,427	6	279,938	—	279,944

Warrants issued to nonemployees	—	—	—	—	232,614	—	232,614

Stock based compensation - management & other employees	—	—	—	—	105,840	—	105,840

Net loss	—	—	—	—	—	(1,748,378)	(1,748,378)

BALANCE AT OCTOBER 31, 2023	380,440	$380	112,286	$113	$62,222,256	$(63,872,431)	$(1,649,682)

The accompanying notes are an integral part of these condensed unaudited financial statements.

HEARTSCIENCES INC.

Condensed Statements of Stockholders' Equity (Deficit) (Unaudited)

Six Month Periods Ended October 31, 2024 and 2023

	Series C Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

BALANCE AT APRIL 30, 2024	380,440	$380	676,598	$677	$74,678,650	$(67,362,406)	$7,317,301

Sale of Common Stock, net of fees	—	—	176,762	177	724,689	—	724,866

Common Stock issued resulting from Reverse Stock Split	—	—	94,461	94	(94)	—	—

Warrants issued to nonemployees	—	—	—	—	10,046	—	10,046

Stock based compensation - management & other employees	—	—	—	—	99,115	—	99,115

Net loss	—	—	—	—	—	(4,134,607)	(4,134,607)

BALANCE AT OCTOBER 31, 2024	380,440	$380	947,821	$948	$75,512,406	$(71,497,013)	$4,016,721

BALANCE AT APRIL 30, 2023	380,871	$381	101,332	$101	$60,987,273	$(60,757,198)	$230,557

Sale of Common Stock, net of fees	—	—	9,847	11	671,883	—	671,894

Common Stock issued for consulting services	—	—	1,087	1	99,999	—	100,000

Common Stock issued upon conversion of Series C Convertible Preferred Stock	(431)	(1)	20	—	1	—	—

Warrants issued to nonemployees	—	—			232,614	—	232,614

Stock based compensation - management & other employees	—	—	—	—	230,486	—	230,486

Net loss	—	—	—	—	—	(3,115,233)	(3,115,233)

BALANCE AT OCTOBER 31, 2023	380,440	$380	112,286	$113	$62,222,256	$(63,872,431)	$(1,649,682)

The accompanying notes are an integral part of these condensed unaudited financial statements.

HEARTSCIENCES INC.

Statements of Cash Flows (Unaudited)

	Six months ended October 31,
	2024	2023
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,134,607)	$(3,115,233)
Adjustments to reconcile net loss to net cash used in operating activities

Depreciation	24,079	14,974
Amortization - Right-of-use assets, operating lease	43,649	26,393
Amortization of debt discounts and deferred financing costs	65,970	82,876
Stock-based compensation	99,115	230,486
Warrants issued to non-employees	10,046	232,614

Changes in current assets and liabilities:
Accounts receivable	—	(3,900)
Inventory	(23,728)	1,520
Prepaid and other current assets	205,321	151,833
Deferred offering costs	(11,056)	(448,250)
Accounts payable	(171,335)	456,928
Accrued liabilities	(260,272)	(38,171)
Lease liability, operating lease	(49,452)	15,478
Net cash used in operating activities	(4,202,270)	(2,392,452)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual property - intangibles	(3,518)	—
Purchase of property and equipment	(3,157)	(6,862)
Net cash used in investing activities	(6,675)	(6,862)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock, net of fees	724,866	671,894
Proceeds from shareholder note, net	—	334,249
Proceeds from Streeterville note, net	1,850,300
Principal repayments of finance lease obligations	(121,749)	(167,152)
Net cash provided by financing activities	2,453,417	838,991

Net change in cash and cash equivalents during the period	(1,755,528)	(1,560,323)
Cash and cash equivalents, beginning of period	5,807,648	1,660,467
Cash and cash equivalents, end of period	$4,052,120	$100,144

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Issuance of Common Stock resulting from the Reverse Stock Split	$94	$—
Issuance of Common Stock for Series C Preferred Stock conversions	$—	$2
Issuance of Common Stock as consideration for consulting services	$—	$100,000
Issuance of Common Stock warrants in connection with MSW Note	$—	$165,751
Issuance of Common Stock warrants as consideration for consulting services	$—	$7,561
Issuance of Common Stock warrants in connection with note extensions	$—	$59,302
Financed insurance premiums	$244,259	$277,176

The accompanying notes are an integral part of these condensed unaudited financial statements.

HEARTSCIENCES INC.

Notes to Condensed Unaudited Financial Statements

Note 1. Basis of Presentation

HeartSciences Inc. formerly known as Heart Test Laboratories, Inc. (“HeartSciences” or the “Company”) is a medical technology company specializing in cardiovascular diagnostic technology. The Company is a Texas corporation and is headquartered in Southlake, Texas. On October 11, 2024, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Formation with the Secretary of State of Texas to change the Company's corporate name to “HeartSciences Inc.” (the “Name Change”), with an effective date of October 17, 2024. The Name Change was approved by the Company's shareholders at the Company's Annual Meeting of Shareholders held on January 17, 2024. The Name Change became effective at the open of market on October 23, 2024, and does not affect the Company’s ticker symbols or the applicable CUSIP number for the Company’s outstanding shares of Common Stock and public warrants.

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

The Company has incurred losses each year since inception, limited capital resources, and has experienced negative cash flows from operations in each year since inception. At October 31, 2024 and April 30, 2024, the Company had an accumulated deficit of $71.5 million and $67.4 million, respectively. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

In March 2023, the Company entered into a purchase agreement and a registration rights agreement with an institutional investor, providing for the sale, from time to time at the discretion of the Company, of up to $15.0 million of the Company’s common stock, $0.001 par value per shares (“Common Stock”), over the thirty-six (36) month term of the purchase agreement (the “Equity Line”). As of October 31, 2024, the Company has issued and sold an aggregate 109,283 shares of Common Stock, including 1,000 commitment shares, under the Equity Line and received proceeds of approximately $1.7 million (see Note 5). Subsequent to October 31, 2024 and through the date of this filing, the Company sold 32,500 shares of Common Stock under the Equity Line, receiving proceeds of approximately $96,000.

In September 2023, the Company entered into an Equity Distribution Agreement (the “EDA”) with an institutional investor, pursuant to which the Company may offer and sell an aggregate of up to $3.25 million of its shares of Common Stock in at-the-market offerings (“ATM Facility”). In November 2023, the EDA was further amended increasing the aggregate amount of Common Stock that may be sold under the ATM Facility from $3.25 million to up to $15.0 million. The Company is eligible to sell up to approximately $11.0 million worth of shares of Common Stock as the aggregate market value of the Company's shares of Common Stock eligible for sale under the EDA is subject to limitations of General Instruction I.B.6 of Form S-3 until such time that the Company's public float equals or exceeds $75.0 million. In the event the aggregate market value of the Company’s outstanding Common Stock held by non-affiliates equals or exceeds $75.0 million, then the one-third limitation on sales set forth in General Instruction I.B.6 of Form S-3 shall not apply to additional sales made pursuant to the EDA. From inception through October 31, 2024, the Company has issued and sold an aggregate 530,057 shares of Common Stock and received net proceeds of approximately $9.8 million, after banker fees, legal fees and other costs under the ATM Facility (see Note 5).

In September 2024, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with Streeterville Capital, LLC, an accredited investor (“Streeterville”), pursuant to which the Company issued to Streeterville an unsecured promissory note in the original principal amount of $2,510,000 (the “Streeterville Note”). The Streeterville Note carried an OID of $500,000 and $10,000 was withheld from the Streeterville Note for reimbursement of Streeterville's transaction expenses. Additionally, the Company incurred debt financing costs of $159,700. As a result, the Company received aggregate net proceeds of approximately $1.9 million in connection with the issuance of the Streeterville Note. (see Note 4).

Based on the Company’s business plan assumptions and expected cash burn rate, management believes that current resources would be insufficient to fund operations for the next twelve months following the issuance of these financial statements. Additionally, the FDA can delay, limit or deny clearance of a medical device for many reasons outside the Company’s control which may involve substantial unforeseen costs.

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

Inventory

All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis. The following is a summary of the Company’s inventories at October 31, 2024 and April 30, 2024:

	October 31,	April 30,
	2024	2024
Raw materials	$322,996	$322,996
Sub-assemblies	371,164	347,436
Work in progress	21,741	21,741
Finished goods	22,581	22,581
Reserve for obsolescence	(85,575)	(85,575)
Total Inventory	$652,907	$629,179

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

The following is a summary of the Company’s property and equipment at October 31, 2024 and April 30, 2024:

	October 31,	April 30,
	2024	2024
Equipment	$465,532	$462,375
Furniture & fixtures	102,563	102,563
Leasehold improvements	32,812	32,812
Total	600,907	597,750
Less: Accumulated depreciation	(523,838)	(499,759)
Property and equipment, net	$77,069	$97,991

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

In September 2024, the Company filed an S-1/A registration statement which has not yet been declared effective by the SEC. These costs are deferred until the completion of the offerings at which time they are reclassified to additional paid-in-capital as a reduction of the offering proceeds.

As of October 31, 2024 and April 30, 2024, $704,044 and $692,988 of deferred offering costs were capitalized on the balance sheet, respectively.

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

The Company did not recognize material revenues during the three and six month periods ended October 31, 2024 and 2023. The Company’s revenues do not require significant estimates or judgments. The Company is not a party to contracts that include multiple performance obligations or material variable consideration. As of October 31, 2024 and April 30, 2024, the Company did not have any contract assets or liabilities from contracts with customers and there were no remaining performance obligations that the Company had not satisfied.

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

Based on its analysis, management has determined that it has not incurred any liability for unrecognized tax benefits as of October 31, 2024 and April 30, 2024.

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

Note 4. Debt

Debt consists of the following:

	October 31,	April 30,
	2024	2024
FRV Note	$500,000	$500,000
Streeterville Note, net	$1,916,270	—
Less: current maturities	(2,366,800)	(500,000)
Notes payable, long-term	$49,470	$—

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

On August 19, 2024, the Company and FRV entered into Amendment No. 6 to the Loan and Security Agreement to further extend the maturity date of the FRV Note to September 30, 2025 and pay the outstanding accrued interest as follows: (i) a payment of all accrued interest outstanding within five (5) business days of execution of the agreement; (ii) a payment of accrued interest on September 30, 2024 and (iii) thereafter all accrued interest due shall be payable at maturity. The Company may elect to repay all or any part of the FRV Note, as amended, in its sole discretion at any time prior to the extended maturity date, provided such repayment shall not be less than $50,000 and shall first be applied to accrued interest and thereafter to outstanding principal. During the six months ended October 31, 2024, the Company paid approximately $305,000 in accrued interest to FRV.

As of October 31, 2024 and April 30, 2024, accrued interest was approximately $5,096 and $269,000, respectively, and is included in accrued expenses in the accompanying condensed balance sheets.

Streeterville Note

In September 2024, the Company entered into a Note Purchase Agreement with Streeterville, pursuant to which the Company issued to Streeterville the unsecured Streeterville Note in the original principal amount of $2,510,000. The Streeterville Note carried an OID of $500,000 and $10,000 was withheld from the Streeterville Note for reimbursement of Streeterville's transaction expenses. Additionally, the Company incurred debt financing costs of $159,700. As a result, the Company received aggregate net proceeds of approximately $1.9 million in connection with the issuance of the Streeterville Note.

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

The Streeterville Note contains customary events of default, including if the Company undertakes a fundamental transaction (including consolidations, mergers, and certain changes in control of the Company), without Streeterville’s prior written consent. As described in the Streeterville Note, upon the occurrence of certain events of default, the outstanding balance of the Streeterville Note will become automatically due and payable. Additionally, upon an event of default described in the Streeterville Note (i.e., the failure to pay amounts under the Streeterville Note when due or to observe any covenant under the Note Purchase Agreement), the outstanding balance of the Streeterville Note automatically increases to the lesser of 18% or the maximum rate permitted by law.

The OID and deferred financing costs pursuant to the Streeterville Note are being amortized over the life of the note as a non-cash interest expense. During the six months ended October 31, 2024, the Company recorded amortization of approximately $65,000 and recorded accrued interest of approximately $32,000, respectively.

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

At October 31, 2024 and April 30, 2024, there were 380,440 shares of Series C Preferred Stock outstanding, respectively.

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

During the six months ended October 31, 2023, 431 shares of Series C Preferred Stock converted into 20 shares of Common Stock at a conversion ratio of 0.0464 shares of Common Stock for each share of Series C Preferred Stock. At October 31, 2024, the outstanding shares of Series C Preferred Stock were convertible into 78,893 shares of Common Stock at a conversion price of $120.49 per share.

At December 12, 2024, the outstanding shares of Series C Preferred Stock were convertible into 81,147 shares of Common Stock at a conversion price of $117.16 per share.

Common Stock

The Company’s Certificate of Formation, as amended, authorizes 500,000,000 shares of Common Stock with a par value of $0.001 per share. As of October 31, 2024 and April 30, 2024, the Company had issued 947,821 and 676,598 shares of Common Stock, respectively.

During the six months ended October 31, 2024, the Company issued 271,223 shares of Common Stock, as set forth in the below table:

Number of Shares
Issuance of Common Stock under Equity Line	55,905
Issuance of Common Stock under ATM Facility	120,857
Issuance of Common Stock	94,461
Issued during the six months ended October 31, 2024	271,223

Summary table of common stock share transactions:
Balance at April 30, 2024	676,598
Issued in Fiscal 2025	271,223
Balance at October 31, 2024	947,821

On March 10, 2023, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) providing for the purchase, from time to time at the Company’s discretion, of up to $15.0 million of the Company’s Common Stock, over the thirty-six (36) month term of the purchase agreement. The agreement allows the Company, at its sole discretion, to direct Lincoln Park to purchase shares of Common Stock, subject to limitations in both volume and dollar amount. The purchase price of the shares that may be sold to Lincoln Park under the agreement is the lower of (i) the lowest sale price on the date of purchase, or (ii) the average of the three lowest closing prices in the prior ten business days. Concurrently with the purchase agreement, the Company entered into a registration rights agreement, pursuant to which the Company filed a registration statement on Form S-1 with the SEC on March 22, 2023. This registration statement was declared effective on April 10, 2023. At the annual shareholder meeting held on January 17, 2024, the Company’s shareholders approved the full issuance of shares of Common Stock issuable by the Company pursuant to the Company’s Equity Line, for purposes of complying with Nasdaq Listing Rule 5635(d). The Company filed a registration statement on Form S-1 with the SEC on March 5, 2024 and the registration statement was declared effective on March 13, 2024. During the six months ended October 31, 2024, the Company issued 55,905 shares of Common Stock to Lincoln Park receiving approximately $213,000 in net proceeds.

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

During the six months ended October 31, 2024, the Company issued 120,857 shares of Common Stock under the ATM Facility, receiving net proceeds of approximately $551,000.

During the six months ended October 31, 2024, the Company issued 94,461 shares of Common Stock to shareholders to account for fractional shares rounded up to the next highest whole share as a result of the Reverse Stock Split.

The holders of Common Stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the board of directors, subject to the rights of holders of Preferred Stock outstanding. No dividends were declared as of or through the six months ended October 31, 2024 and the year ended April 30, 2024.

Common Stock Warrants

The Company has issued warrants to investors in connection with funding or for services rendered and these warrants are convertible into a number of shares of the Company’s Common Stock for a period of 5 years from the date of issuance.

The following is a summary of warrant activity during the six months ended October 31, 2024:

	Warrants Outstanding and Exercisable	Exercise Price Per Share	Weighted Average Strike Price per Share
Balance, April 30, 2024	56,555	$0.001-$825.00	$182.00
Issued	2,500	$5.15	$5.15
Balance, October 31, 2024	59,055	$0.001-$825.00	$174.42

During the six months ended October 31, 2024, the Company issued warrants to purchase up to 2,500 shares of Common Stock, at an exercise price of $5.15 per share, to consultants of the Company as consideration for services rendered.

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

2023 Equity Incentive Plan

On March 15, 2023, the Company's Board of Directors adopted the 2023 Equity Incentive Plan (as amended, the “Equity Incentive Plan”). The Company's shareholders approved the Equity Incentive Plan at the Company's 2023 annual shareholder meeting held on January 17, 2024. The Equity Incentive Plan provides for the grant of nonstatutory stock options, incentive stock options, restricted stock, restricted stock units, performance units, performance shares, and other share-based awards. On November 27, 2023, the Company's Board of Directors approved and entered into Amendment No. 1 to the Equity Incentive Plan to increase the initial number of shares issuable under the Plan from 25,000 shares to 85,000 shares.

The number of shares available for issuance under the Equity Incentive Plan is subject to automatic increase on the first day of each fiscal year beginning May 1, 2024, so that the number of shares available for issuance under the Equity Incentive Plan is equal to the lessor of: (i) twenty five percent (25%) of the total number of shares of all classes of Common Stock and preferred stock as converted to Common Stock of the Company outstanding on the last day of the immediately preceding fiscal year, and (ii) a lessor number of shares determined by the administrator.

During the six months ended October 31, 2024, the Company granted 3,500 stock options to scientific board advisors of the Company. The stock options, which have a weighted average exercise price of $4.24, will expire in 2034 and vest on a quarterly basis beginning July 2024.

The following is a summary of service-based stock option activity during the six months ended October 31, 2024:

	Number of Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Outstanding - April 30, 2024	18,659	$121.00	8.9
Granted	3,500	4.24	9.8
Outstanding - October 31, 2024	22,159	$111.00	8.6

Non-vested at October 31, 2024	13,523	$35.00	9.2
Vested at October 31, 2024	8,636	$229.00	7.7

The following is a summary of performance-based stock option activity during the six months ended October 31, 2024:

	Number of Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Outstanding - April 30, 2024	5,456	$502.00	5.9
Granted	—	—	—
Outstanding - October 31, 2024	5,456	$502.00	5.4

Non-vested at October 31, 2024	3,565	$626.00	5.2
Vested at October 31, 2024	1,891	$268.00	5.8

During the six months ended October 31, 2024, management estimated the fair value of the awards utilizing the Black-Scholes Option Pricing model with the following weighted-average assumptions:

Risk free interest rate	4.2%
Volatility	104%
Weighted average expected term (in years)	5.0

During the six months ended October 31, 2024 and 2023, the Company recognized stock based compensation for stock options of $99,115 and $230,486, respectively.

As of October 31, 2024, there was approximately $113,000 of unrecognized compensation costs related to non-vested service-based Common Stock options and approximately $1.5 million of unrecognized compensation costs related to non-vested performance-based Common Stock options.

Note 7. Income Taxes

The tax effects of temporary differences and carry-forwards that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	October 31,	April 30,
	2024	2024
Deferred tax assets (liabilities):

Net operating loss carryforwards	$10,413,290	$11,378,409
Start-up costs	993,377	833,918
Stock option and warrant payments	715,020	694,206
Accumulated depreciation	1,102,896	(3,339)
Research and development credits	816,075	255,600
Research and development warrants	21,488	21,488
Total deferred tax assets, net	14,062,146	13,180,282
Valuation Allowance	(14,062,146)	(13,180,282)
Net Deferred Tax Assets	$—	$—

For the six months ended October 31, 2024 and the year ended April 30, 2024, the Company’s cumulative net operating loss for federal income tax purposes was approximately $50 million and $54 million, respectively. The net operating loss, subject to limitations, may be available in future tax years to offset taxable income. The net operating loss carry-forward will begin to expire in year 2028.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and therefore, a full valuation allowance has been recorded at October 31, 2024 and April 30, 2024.

Note 8. Commitments and Contingencies

Operating Leases

The Company has a long-term operating lease for office, industrial, and laboratory space which was entered into in May 2017. On September 27, 2022, the Company entered into the First Amendment to Lease (the “Lease Amendment”), which amended the Lease Agreement to document the exercise of its option to extend the term of the lease for an additional 64 months, commencing February 1, 2023, and expiring on May 31, 2028 (the “Extension Term”). Pursuant to the amendment, the Company will pay initial monthly payments of $13,129, beginning February 2023, subject to 3% annual increases. Rent expense for the six months ended October 31, 2024 was approximately $74,000.

The Company records right-of-use assets and liabilities at the present value of the fixed lease payments over the term at the commencement date. The Company uses its incremental borrowing rate of 12% to determine the present value of the lease as the rate implicit in the lease is typically not readily available.

Information related to the Company’s right-of-use assets and lease liabilities consist of the following:

October 31,
2024
Right-of-use assets	$418,334

Lease liabilities, current	$110,645
Lease liabilities, net of current portion	376,241
Total lease liabilities	$486,886

Weighted average remaining term (in years)	4.6
Weighted average discount rate	12%

As of October 31, 2024, future maturities of lease liabilities due under lease agreements for the period ended are as follows:

2025	80,748
2026	165,190
2027	169,307
2028	173,559
Thereafter	14,493
Total future lease payments	603,297
Less imputed interest	(116,411)
Total operating lease liabilities	$486,886

Litigation

From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of business. The Company does not believe that the outcome of those matters will have a material adverse effect to the financial position, operating results or cash flows. However, there can be no assurance such legal proceedings will not have a material impact.

The Company is not aware of any material claims outstanding or pending against the Company as of October 31, 2024.

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

In December 2015, the Company entered into an agreement with The University Court of The University of Glasgow (“Glasgow”) for a non-exclusive license of the Glasgow algorithm interpretive analysis for the conventional ECG trace. The agreement was amended in March 2023 and again in July 2024, and as part of the agreement, the Company is required to make royalty payments, based upon MyoVista wavECG device unit sales dependent on sale volumes per year, subject to minimum annual fees. To date, such amounts have been expensed to research and development as the Glasgow algorithm has been part of the device development and will form part of the submission for FDA clearance of the MyoVista wavECG device.

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

Note 9. Subsequent Events

Management has evaluated subsequent events after the balance sheet date of October 31, 2024, through the date of filing.

Subsequent to October 31, 2024, the Company sold 32,500 shares of Common Stock under the Equity Line, receiving net proceeds of approximately $96,000.

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

Our first AI-ECG algorithm to be incorporated into the MyoVista wavECG device has been designed by the Company and applies AI-machine learning to the signal processed ECG signal to develop a proprietary algorithm designed to detect impaired cardiac relaxation, or cardiac dysfunction caused by heart disease and/or age-related cardiac dysfunction. We have been adjusting the algorithm to reflect updated echo measurement thresholds in respect of ≥60-year-old patients. The change was made, and agreed with the FDA, to reflect recent clinical findings which we believe will further increase the clinical value of this algorithm.

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

To date we have not yet entered into a discussion with the FDA regarding the MyoVista Insights Cloud Platform or Mount Sinai licensed AI-ECG algorithms but we expect these products to fall under the 510(k) pathway and are aiming for an FDA submission of our MyoVista Insights Cloud Platform and low ejection fraction algorithm in the second half of 2025.

Recent Developments

Corporate Name Change

On October 17, 2024, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Formation with the Secretary of State of Texas to change the Company's corporate name to “HeartSciences Inc.”, with an effective date of October 17, 2024. The Name Change was approved by the Company's shareholders at the Company's Annual Meeting of Shareholders held on January 17, 2024. The Name Change became effective at the open of market on October 23, 2024, and does not affect the Company’s ticker symbols or the applicable CUSIP number for the Company’s outstanding shares of Common Stock and public warrants.

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

In July 2024, we were granted a patent allowance from the United States Patent and Trademark Office for the detection of left ventricular and/or right ventricular dysfunction using deep learning.

Debt Extension

On August 19, 2024, the Company and FRV entered into Amendment No. 6 to the Loan and Security Agreement to further extend the maturity date of the FRV Note to September 30, 2025 and pay the outstanding accrued interest as follows: (i) a payment of all accrued interest outstanding within five (5) business days of execution of the agreement; (ii) a payment of accrued interest on September 30, 2024 and (iii) thereafter all accrued interest due shall be payable at maturity. In August and September 2024, the Company paid approximately $305,000 in accrued interest to FRV.

Streeterville Note Purchase Agreement and Promissory Note

In September 2024, the Company entered into a Note Purchase Agreement with Streeterville, pursuant to which the Company issued to Streeterville the unsecured Streeterville Note in the original principal amount of $2,510,000. The Streeterville Note carried an OID of $500,000 and $10,000 was withheld from the Streeterville Note for reimbursement of Streeterville's transaction expenses. Additionally, the Company incurred debt financing costs of $159,700. As a result, the Company received aggregate net proceeds of approximately $1.9 million in connection with the issuance of the Streeterville Note.

Operating Expenses

Our operating expenses have consisted solely of research and development expenses and selling, general and administrative expenses.

Research and Development Expenses

Our research and development activities primarily consist of clinical, regulatory, engineering and research work associated with our MyoVista wavECG device and Myo Vista Insights Cloud Platform. Research and development expenses include payroll and personnel-related costs for our research and development, clinical and regulatory personnel, including expenses related to stock-based compensation for such employees, consulting services, clinical trial expenses, regulatory expenses, prototyping and testing. Research and development expenses also include costs attributable to clinical trial expenses including clinical trial design, site development and study costs, data, related travel expenses, the cost of products used for clinical activities, internal and external costs associated with regulatory compliance and patent costs. We have expensed research and development costs as they have been incurred.

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

Interest Expense

Interest expense relates to our loan facilities.

The following table summarizes our results of operations for the periods presented on our statement of operations data.

	Three months ended October 31,				Six months ended October 31,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(In thousands, except percentages, unaudited)				(In thousands, except percentages, unaudited)
Revenue	$—	$4	$(4)	(100)%	$—	$4	$(4)	(100)%
Cost of sales	—	2	(2)	(100)%	—	2	(2)	(100)%
Gross margin	—	2	(2)	(100)%	—	2	(2)	(100)%
Operating expenses:
Research and development	1,199	757	442	58%	2,424	1,323	1,101	83%
Selling, general and administrative	786	815	(29)	(4)%	1,637	1,580	57	4%
Total operating expenses	1,985	1,572	413		4,061	2,903	1,158	40%
Loss from operations	(1,985)	(1,570)	(415)		(4,061)	(2,901)	(1,160)	40%
Interest expense	(118)	(178)	61	(34)%	(140)	(215)	75	(35)%
Other income	20	—	20	—%	66	—	66	—%
Other income (expense), net	(98)	(178)	81	(45)%	(74)	(215)	141	(66)%
Net loss	$(2,083)	$(1,748)	$(335)		$(4,135)	$(3,115)	$(1,019)

Summary of Statements of Operations for the three and six months ended October 31, 2024 compared with the three and six months ended October 31, 2023:

There were no revenues for the three and six months ended October 31, 2024. Revenues were $4,000 and cost of sales were $2,000 for the three and six months ended October 31, 2023. Our revenues to date have been mainly generated in the establishment of distributor relationships outside the United States as part of obtaining feedback during product development and improvement of the MyoVista wavECG.

Research and development expenses were $1.2 million and $2.4 million for the three and six months ended October 31, 2024, representing an increase of $442,000, or 58% , and an increase of $1.1 million, or 83%, when compared to the same periods in 2023. The increase is primarily due to consulting costs incurred for development of our MyoVista Insights Cloud Platform and increase in headcount and professional services supporting the FDA submission process.

Selling, general, and administrative expenses were approximately $0.8 million and $1.6 million for the three and six months ended October 31, 2024, representing a decrease of $29,000, or 4%, and an increase of $57,000, or 4%, when compared to the same periods in 2023. The decrease noted during the three month period is primarily related to reduction in stock compensation expense of $14,000 and reduction of marketing costs and other professional fees of $15,000. The increase noted during the six month period is primarily related to an increase in legal expenses of $82,000 and rent expense of $16,000, offset by reductions in stock compensation expense of $45,000.

Interest expense was $118,000 and $140,000 for the three and six months ended October 31, 2024, representing a decrease of $61,000, or 34%, and a decrease of $75,000, or 35%, when compared to the same periods in 2023. Interest expense in Fiscal 2025 is related to interest on the FRV Note and interest and debt service amortization on the Streeterville Note. The JQA Note and related accrued interest converted to equity in November 2023.

Other income of $20,000 and $66,000 during the three and six months ended October 31, 2024 is related to interest earned on our cash balances.

Liquidity, Capital Resources, and Going Concern Considerations

We have incurred losses each year since inception and have experienced negative cash flows from operations in each year since inception. We incurred a net loss of $4.1 million for the period ended October 31, 2024. As of October 31, 2024, we had an accumulated deficit of $71.5 million and stockholder's equity of $4.0 million and working capital of $2.4 million.

Based on our current business plan assumptions and expected cash burn rate, we believe that the existing cash is insufficient to fund operations for the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding our ability to continue as a going concern.

On March 10, 2023, we entered into the Lincoln Park Purchase Agreement providing for the purchase, from time to time at our discretion, of up to $15.0 million of our Common Stock, over the 36-month term of the agreement. Actual sales of shares of Common Stock will depend on a variety of factors to be determined by us from time to time. The net proceeds received from these purchases will depend on the frequency and prices at which we sell shares of our Common Stock to Lincoln Park. As of the date of this Quarterly Report, we have received approximately $1.8 million from the sale of Common Stock pursuant to the Lincoln Park Purchase Agreement. We expect that any proceeds received from such sales to Lincoln Park will be used for working capital and general corporate purposes.

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

Since our inception, we have raised capital through the public and private sale of debt and equity. As of October 31, 2024, we had cash and cash equivalents balance of approximately $4.1 million, a decrease of $1.8 million from $5.8 million as of April 30, 2024.

The table below presents our cash flows for the periods indicated:

	Six months ended October 31,
U.S. dollars, in thousands	2024	2023
	(Unaudited)
Net cash used in operating activities	$(4,202)	$(2,392)
Net cash (used in) provided by investing activities	$(7)	$(7)
Net cash provided by financing activities	$2,453	$839
Net change in cash and cash equivalents during the period	$(1,756)	$(1,560)

Operating Activities

Net cash used by our operating activities of $4.2 million during the six months ended October 31, 2024 is primarily due to our net loss of $4.1 million, plus $243,000 in non-cash expenses less $311,000 of net changes in operating assets and liabilities.

Net cash used by our operating activities of $2.4 million during the six months ended October 31, 2023 is primarily due to our net loss of $3.1 million plus $587,000 in non-cash expenses plus $135,000 of net changes in operating assets and liabilities.

Financing Activities

Net cash provided by financing activities of $2.4 million during the six months ended October 31, 2024 is primarily from the issuance of Common Stock under the Equity Line, the ATM Facility, and net proceeds from the Streeterville Note.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company's disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based upon the most recent evaluation of internal controls over financial reporting, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) determined that our disclosure controls and procedures were not effective as of October 31, 2024 as a result of identified material weaknesses in our internal control over financial reporting. The identified material weaknesses were as follows: (i) lack of proper approval processes and review processes and documentation for such reviews; (ii) we did not maintain sufficient U.S. GAAP and SEC accounting resources commensurate with those required of a public company; and (iii) insufficient number of staff to maintain optimal segregation of duties and levels of oversight. We have taken and continue to take remedial steps to improve our internal controls over financial reporting, which includes establishing a more robust process related to review of complex accounting transactions, preparation of account reconciliations, and review of journal entries. Our Chief Financial Officer frequently attends continuing education for updates on accounting policies and procedures. We cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. Management is monitoring the effectiveness of these and other processes, procedures and controls and will make any further changes deemed appropriate. We are committed to ensuring that our internal controls over financial reporting are designed and operating effectively. Management believes the foregoing actions will effectively remediate the material weaknesses, however, our material weaknesses will not be considered remediated until controls are in place for a period of time, the controls are tested, and management concludes that the controls are properly designed and operating effectively.

Changes in Internal Control Over Financial Reporting

Except as described above with respect to the remediation steps we are taking, there have been no changes in our internal control over financial reporting during the quarter ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
3.7

Certificate of Amendment to the Amended and Restated Certificate of Formation of the Company (incorporated by reference to Exhibit 3.1 on our Current Report on Form 8-K filed with the SEC on October 11, 2024).

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

Heart Test Laboratories, Inc.

Date: December 16, 2024	By:	/s/ Andrew Simpson
	Name:	Andrew Simpson
	Title:	President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)

Date: December 16, 2024	By:	/s/ Danielle Watson
	Name:	Danielle Watson
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)