Form 10-Q
period 2025-01-31
HeartSciences Inc.
filed 2025-03-13
CIK 1468492

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

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

As of March 12, 2025, the registrant had 1,080,946 shares of Common Stock outstanding.

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

i

HEARTSCIENCES INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HEARTSCIENCES INC.

Condensed Balance Sheets

	January 31,	April 30,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,596,522	$5,807,648
Inventory	652,147	629,179
Prepaid expenses	204,636	183,704
Other current assets	40,374	40,374
Deferred offering costs	135,275	692,988
Total current assets	3,628,954	7,353,893

Property and equipment, net	71,062	97,991
Intangible assets, net	1,608,465	1,589,246
Right-of-use assets, net	395,374	461,983
TOTAL ASSETS	$5,703,855	$9,503,113

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$405,076	$448,183
Accrued expenses	315,890	398,331
Accrued interest expense	106,726	268,813
Operating lease liabilities, current	115,015	102,293
Notes payable	2,526,220	500,000
Other current liabilities	102,395	34,147
Total current liabilities	3,571,322	1,751,767

LONG-TERM LIABILITIES
Operating lease liabilities, long-term portion	345,844	434,045
Total long-term liabilities	345,844	434,045
TOTAL LIABILITIES	3,917,166	2,185,812

COMMITMENTS AND CONTINGENCIES (NOTE 2, 5, and 8)
STOCKHOLDERS' EQUITY
Series A, B, and C convertible preferred stock, $0.001 par value, 20,000,000 shares authorized and 620,000 designated; 380,440 shares issued and outstanding as of January 31, 2025 and April 30, 2024.	380	380
Common stock, $0.001 par value, 500,000,000 shares authorized; 1,032,321 shares issued and outstanding as of January 31, 2025 and 676,598 shares issued and outstanding as of April 30, 2024.	1,032	677
Additional paid-in capital	75,818,582	74,678,650
Accumulated deficit	(74,033,305)	(67,362,406)
TOTAL STOCKHOLDERS' EQUITY	1,786,689	7,317,301
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,703,855	$9,503,113

The accompanying notes are an integral part of these condensed unaudited financial statements.

HEARTSCIENCES INC.

Condensed Statements of Operations (Unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2025	2024	2025	2024

Revenue	$—	$14,700	$—	$18,600

Cost of sales	—	4,561	—	6,081

Gross margin	—	10,139	—	12,519

Operating expenses:
Research and development	1,033,118	509,507	3,457,014	1,832,442
Selling, general and administrative	1,338,354	1,026,014	2,975,158	2,606,057
Total operating expenses	2,371,472	1,535,521	6,432,172	4,438,499

Loss from operations	(2,371,472)	(1,525,382)	(6,432,172)	(4,425,980)

Other income (expense)
Interest expense	(179,477)	(118,445)	(319,601)	(333,143)
Other income	14,657	16	80,874	79
Total other expense	(164,820)	(118,429)	(238,727)	(333,064)

Net loss	$(2,536,292)	$(1,643,811)	$(6,670,899)	$(4,759,044)

Net loss per share, basic and diluted	$(2.57)	$(3.01)	$(7.46)	$(18.85)

Weighted average common shares outstanding, basic and diluted	986,057	546,670	894,046	252,486

The accompanying notes are an integral part of these condensed unaudited financial statements.

HEARTSCIENCES INC.

Condensed Statements of Stockholders' Equity (Unaudited)

Three Month Periods Ended January 31, 2025 and 2024

	Series C Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

BALANCE AT OCTOBER 31, 2024	380,440	$380	947,821	$948	$75,512,406	$(71,497,013)	$4,016,721

Sale of Common Stock, net of fees	—	—	84,500	84	251,352	—	251,436

Stock based compensation - management & other employees	—	—	—	—	54,824	—	54,824

Net loss	—	—	—	—	—	(2,536,292)	(2,536,292)

BALANCE AT JANUARY 31, 2025	380,440	$380	1,032,321	$1,032	$75,818,582	$(74,033,305)	$1,786,689

BALANCE AT OCTOBER 31, 2023	380,440	$380	112,286	$113	$62,222,256	$(63,872,431)	$(1,649,682)

Sale of Common Stock, net of fees	—	—	407,623	406	9,176,531	—	9,176,937

Issuance of Common Stock upon conversion of debt	—	—	67,813	68	1,022,782	—	1,022,850

Issuance of Common Stock for acquired assets	—	—	48,549	49	1,528,382	—	1,528,431

Warrants issued to nonemployees	—	—	—	—	103,019		103,019

Stock based compensation - management & other employees	—	—	—	—	96,092	—	96,092

Net loss	—	—	—	—	—	(1,643,811)	(1,643,811)

BALANCE AT JANUARY 31, 2024	380,440	$380	636,271	$636	$74,149,062	$(65,516,242)	$8,633,836

The accompanying notes are an integral part of these condensed unaudited financial statements.

HEARTSCIENCES INC.

Condensed Statements of Stockholders' Equity (Unaudited)

Nine Month Periods Ended January 31, 2025 and 2024

	Series C Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

BALANCE AT APRIL 30, 2024	380,440	$380	676,598	$677	$74,678,650	$(67,362,406)	$7,317,301

Sale of Common Stock, net of fees	—	—	261,262	261	976,041	—	976,302

Common Stock issued resulting from Reverse Stock Split	—	—	94,461	94	(94)	—	—

Warrants issued to non-employees	—	—	—	—	10,046	—	10,046

Stock based compensation - management & other employees	—	—	—	—	153,939	—	153,939

Net loss	—	—	—	—	—	(6,670,899)	(6,670,899)

BALANCE AT JANUARY 31, 2025	380,440	$380	1,032,321	$1,032	$75,818,582	$(74,033,305)	$1,786,689

BALANCE AT APRIL 30, 2023	380,871	$381	101,332	$101	$60,987,273	$(60,757,198)	$230,557

Sale of Common Stock, net of fees	—	—	417,470	417	9,848,414	—	9,848,831

Common Stock issued for consulting services	—	—	1,087	1	99,999	—	100,000

Common Stock issued upon conversion of Series C Convertible Preferred Stock	(431)	(1)	20	—	1	—	—

Issuance of Common Stock upon conversion of debt	—	—	67,813	68	1,022,782	—	1,022,850

Issuance of Common Stock for acquired assets			48,549	49	1,528,382	—	1,528,431

Warrants issued to non-employees	—	—	—	—	335,633	—	335,633

Stock based compensation - management & other employees	—	—	—	—	326,578	—	326,578

Net loss	—	—	—	—	—	(4,759,044)	(4,759,044)

BALANCE AT JANUARY 31, 2024	380,440	$380	636,271	$636	$74,149,062	$(65,516,242)	$8,633,836

The accompanying notes are an integral part of these condensed unaudited financial statements.

HEARTSCIENCES INC.

Statements of Cash Flows (Unaudited)

	Nine months ended January 31,
	2025	2024
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,670,899)	$(4,759,044)
Adjustments to reconcile net loss to net cash used in operating activities

Depreciation	30,086	18,691
Amortization - Right-of-use assets, operating lease	66,609	46,481
Amortization of debt discounts and deferred financing costs	175,920	103,595
Stock-based compensation	153,939	326,578
Warrants issued to non-employees	10,046	335,633

Changes in current assets and liabilities:
Accounts receivable	—	(14,700)
Inventory	(22,968)	6,081
Prepaid and other current assets	240,314	287,314
Deferred offering costs	557,713	(479,658)
Accounts payable	(43,107)	(216,293)
Accrued liabilities	(244,528)	(141,408)
Lease liability, operating lease	(75,479)	(6,692)
Net cash used in operating activities	(5,822,354)	(4,493,422)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual property - intangibles	(19,219)	(40,387)
Purchase of property and equipment	(3,157)	(15,656)
Net cash used in investing activities	(22,376)	(56,043)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock, net of fees	976,302	9,848,831
Proceeds from shareholder note, net	—	334,249
Proceeds from Streeterville note, net	1,850,300	—
Principal repayments of operating lease obligations	(192,998)	(217,585)
Net cash provided by financing activities	2,633,604	9,965,495

Net change in cash and cash equivalents during the period	(3,211,126)	5,416,030
Cash and cash equivalents, beginning of period	5,807,648	1,660,467
Cash and cash equivalents, end of period	$2,596,522	$7,076,497

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Issuance of Common Stock resulting from the Reverse Stock Split	$94	$—
Issuance of Common Stock for Series C Preferred Stock conversions	$—	$2
Issuance of Common Stock as consideration for consulting services	$—	$100,000
Issuance of Common Stock for note conversions	$—	$1,022,850
Issuance of Common Stock for acquired intangible assets	$—	$1,528,431
Issuance of Common Stock warrants in connection with note extensions	$—	$—
Financed insurance premiums	$244,259	$277,176

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

HeartSciences’ focus is on applying AI-based technology to an electrocardiograph (“ECG”) device, to expand and improve an ECG's clinical usefulness. The Company's objective is to make an ECG a far more valuable cardiac screening tool by expanding its clinical capability to detect a broader range of cardiac indications through the development of AI-based ECG cardiovascular algorithms (“AI-ECG”). The Company is seeking to provide AI-ECG solutions in any care setting worldwide in a manner that best suits different providers, either via one of the millions of ECG’s currently in clinical use or via its proprietary MyoVista wavECG device. The MyoVista wavECG, is a resting 12-lead ECG that will incorporate HeartSciences’ proprietary AI-ECG algorithm designed to provide diagnostic information related to cardiac dysfunction as well as conventional ECG information in the same test. Additionally, the Company is developing a cloud-based platform to provide access to AI-ECG algorithms, both HeartSciences developed and third-party algorithms, (the “MyoVista Insights Cloud Platform”). In the future, the Company intends to deliver a range of AI-ECG algorithms for each product. The Company is preparing to seek U.S. Food and Drug Administration (“FDA”) submission for the MyoVista wavECG in the first calendar half of 2025.

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

The Company has incurred losses each year since inception, limited capital resources, and has experienced negative cash flows from operations in each year since inception. At January 31, 2025 and April 30, 2024, the Company had an accumulated deficit of $74.0 million and $67.4 million, respectively. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

In March 2023, the Company entered into a purchase agreement and a registration rights agreement with an institutional investor, providing for the sale, from time to time at the discretion of the Company, of up to $15.0 million of the Company’s common stock, $0.001 par value per shares (“Common Stock”), over the thirty-six (36) month term of the purchase agreement (the “Equity Line”). As of January 31, 2025, the Company has issued and sold an aggregate 193,783 shares of Common Stock, including 1,000 commitment shares, under the Equity Line and received proceeds of approximately $2.0 million (see Note 5). Subsequent to January 31, 2025 and through the date of this filing, the Company sold 48,000 shares of Common Stock under the Equity Line, receiving proceeds of approximately $156,000 and issued 625 in remaining commitment shares.

In September 2023, the Company entered into an Equity Distribution Agreement (the “EDA”) with an institutional investor, pursuant to which the Company may offer and sell an aggregate of up to $3.25 million of its shares of Common Stock in at-the-market offerings (“ATM Facility”). In November 2023, the EDA was further amended increasing the aggregate amount of Common Stock that may be sold under the ATM Facility from $3.25 million to up to $15.0 million. The Company is eligible to sell up to approximately $11.0 million worth of shares of Common Stock as the aggregate market value of the Company's shares of Common Stock eligible for sale under the EDA is subject to limitations of General Instruction I.B.6 of Form S-3 until such time that the Company's public float equals or exceeds $75.0 million. In the event the aggregate market value of the Company’s outstanding Common Stock held by non-affiliates equals or exceeds $75.0 million, then the one-third limitation on sales set forth in General Instruction I.B.6 of Form S-3 shall not apply to additional sales made pursuant to the EDA. From inception through January 31, 2025, the Company has issued and sold an aggregate 530,057 shares of Common Stock and received net proceeds of approximately $9.8 million, after banker fees, legal fees and other costs under the ATM Facility (see Note 5).

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

Inventory

All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis. The following is a summary of the Company’s inventories at January 31, 2025 and April 30, 2024:

	January 31,	April 30,
	2025	2024
Raw materials	$322,996	$322,996
Sub-assemblies	370,404	347,436
Work in progress	21,741	21,741
Finished goods	22,581	22,581
Reserve for obsolescence	(85,575)	(85,575)
Total Inventory	$652,147	$629,179

Inventory consists mainly of raw materials and components used in the current hardware build of the MyoVista wavECG devices and components are used for research and development purposes and device sales, which to date have been in international markets as sale of the MyoVista wavECG in the U.S. is subject to FDA clearance. Management believes that its hardware platform is in final form, however, prior to FDA clearance and market acceptance of the MyoVista wavECG, further hardware changes could be necessary which could have an impact on net realizable values. The majority of the Company’s current inventory is intended for use to build finished products following regulatory clearance. Finished products do not contain materials that would degrade significantly over the useable life of the device and are considered to have a useable life of over seven years. Existing inventory related to finished devices are planned to be updated to the latest hardware revision and specifically allocated to a limited distribution for field reliability studies and are not slated for general purpose sales. Management periodically evaluates inventory and makes specific write-offs and provides an allowance for inventory that is considered obsolete due to hardware and or software related changes. If the Company does not receive FDA clearance and/or obtain market acceptance of the MyoVista wavECG, the Company could have further material write-downs of inventory due to obsolescence in excess of the amount currently reserved.

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

The following is a summary of the Company’s property and equipment at January 31, 2025 and April 30, 2024:

	January 31,	April 30,
	2025	2024
Equipment	$465,532	$462,375
Furniture & fixtures	102,563	102,563
Leasehold improvements	32,812	32,812
Total	600,907	597,750
Less: Accumulated depreciation	(529,845)	(499,759)
Property and equipment, net	$71,062	$97,991

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

In September 2024, the Company filed an S-1/A registration statement and the related costs were deferred at that time. In December 2024, the Company withdrew this registration statement and wrote off approximately $611,000 to operating expense.

As of January 31, 2025 and April 30, 2024, $135,275 and $692,988 of deferred offering costs were capitalized on the balance sheet, respectively.

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

The Company did not recognize material revenues during the three and nine month periods ended January 31, 2025 and 2024. The Company’s revenues do not require significant estimates or judgments. The Company is not a party to contracts that include multiple performance obligations or material variable consideration. As of January 31, 2025 and April 30, 2024, the Company did not have any contract assets or liabilities from contracts with customers and there were no remaining performance obligations that the Company had not satisfied.

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

Based on its analysis, management has determined that it has not incurred any liability for unrecognized tax benefits as of January 31, 2025 and April 30, 2024.

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

Note 4. Debt

Debt consists of the following:

	January 31,	April 30,
	2025	2024
FRV Note	$500,000	$500,000
Streeterville Note	2,026,220	—
Less: current maturities	(2,526,220)	(500,000)
Notes payable, long-term	$—	$—

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

On August 19, 2024, the Company and FRV entered into Amendment No. 6 to the Loan and Security Agreement to further extend the maturity date of the FRV Note to September 30, 2025 and pay the outstanding accrued interest as follows: (i) a payment of all accrued interest outstanding within five (5) business days of execution of the agreement; (ii) a payment of accrued interest on September 30, 2024 and (iii) thereafter all accrued interest due shall be payable at maturity. The Company may elect to repay all or any part of the FRV Note, as amended, in its sole discretion at any time prior to the extended maturity date, provided such repayment shall not be less than $50,000 and shall first be applied to accrued interest and thereafter to outstanding principal. During the nine months ended January 31, 2025, the Company paid approximately $305,000 in accrued interest to FRV.

As of January 31, 2025 and April 30, 2024, accrued interest was approximately $20,200 and $269,000, respectively, and is included in accrued interest expense in the accompanying condensed balance sheets.

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

The OID and deferred financing costs pursuant to the Streeterville Note are being amortized over the life of the note as a non-cash interest expense. During the nine months ended January 31, 2025, the Company recorded amortization of approximately $175,900 of the debt discount and as of January 31, 2025, the unamortized debt discount was $483,780.

During the nine months ended January 31, 2025, the Company recorded accrued interest of approximately $86,500.

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

At January 31, 2025 and April 30, 2024, there were 380,440 shares of Series C Preferred Stock outstanding, respectively.

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

During the nine months ended January 31, 2024, 431 shares of Series C Preferred Stock converted into 20 shares of Common Stock at a conversion ratio of 0.0464 shares of Common Stock for each share of Series C Preferred Stock.

At January 31, 2025, the outstanding shares of Series C Preferred Stock were convertible into 84,493 shares of Common Stock at a conversion price of $112.52 per share.

At March 12, 2025, the outstanding shares of Series C Preferred Stock were convertible into 87,418 shares of Common Stock at a conversion price of $108.75 per share.

Common Stock

The Company’s Certificate of Formation, as amended, authorizes 500,000,000 shares of Common Stock with a par value of $0.001 per share. As of January 31, 2025 and April 30, 2024, the Company had issued 1,032,321 and 676,598 shares of Common Stock, respectively.

During the nine months ended January 31, 2025, the Company issued 355,723 shares of Common Stock, as set forth in the below table:

Number of Shares
Issuance of Common Stock under Equity Line	140,405
Issuance of Common Stock under ATM Facility	120,857
Issuance of Common Stock	94,461
Common Stock issued during the nine months ended January 31, 2025	355,723

Summary table of Common Stock share transactions:
Balance at April 30, 2024	676,598
Issued in Fiscal 2025	355,723
Balance at January 31, 2025	1,032,321

On March 10, 2023, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) providing for the purchase, from time to time at the Company’s discretion, of up to $15.0 million of the Company’s Common Stock, over the thirty-six (36) month term of the purchase agreement. The agreement allows the Company, at its sole discretion, to direct Lincoln Park to purchase shares of Common Stock, subject to limitations in both volume and dollar amount. The purchase price of the shares that may be sold to Lincoln Park under the agreement is the lower of (i) the lowest sale price on the date of purchase, or (ii) the average of the three lowest closing prices in the prior ten business days. Concurrently with the purchase agreement, the Company entered into a registration rights agreement, pursuant to which the Company filed a registration statement on Form S-1 with the SEC on March 22, 2023. This registration statement was declared effective on April 10, 2023. At the annual shareholder meeting held on January 17, 2024, the Company’s shareholders approved the full issuance of shares of Common Stock issuable by the Company pursuant to the Company’s Equity Line, for purposes of complying with Nasdaq Listing Rule 5635(d). The Company filed a registration statement on Form S-1 with the SEC on March 5, 2024 and the registration statement was declared effective on March 13, 2024. During the nine months ended January 31, 2025, the Company issued 140,405 shares of Common Stock to Lincoln Park receiving approximately $425,000 in net proceeds.

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

During the nine months ended January 31, 2025, the Company issued 120,857 shares of Common Stock under the ATM Facility, receiving net proceeds of approximately $551,000.

During the nine months ended January 31, 2025, the Company issued 94,461 shares of Common Stock to shareholders to account for fractional shares rounded up to the next highest whole share as a result of the Reverse Stock Split.

The holders of Common Stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the board of directors, subject to the rights of holders of Preferred Stock outstanding. No dividends were declared as of or through the nine months ended January 31, 2025 and the year ended April 30, 2024.

Common Stock Warrants

The Company has issued warrants to investors in connection with funding or for services rendered and these warrants are convertible into a number of shares of the Company’s Common Stock for a period of 5 years from the date of issuance.

The following is a summary of warrant activity during the nine months ended January 31, 2025:

	Warrants Outstanding and Exercisable	Exercise Price Per Share	Weighted Average Strike Price per Share
Balance, April 30, 2024	56,555	$0.001-$825.00	$182.00
Issued	2,500	$5.15	$5.15
Balance, January 31, 2025	59,055	$0.001-$825.00	$174.42

During the nine months ended January 31, 2025, the Company issued warrants to purchase up to 2,500 shares of Common Stock, at an exercise price of $5.15 per share, to consultants of the Company as consideration for services rendered.

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

During the nine months ended January 31, 2025, the Company granted 117,000 stock options to officer and directors and 36,500 to employees and consultants of the Company. The stock options, which have a weighted average exercise price of $3.35.

The following is a summary of service-based stock option activity during the nine months ended January 31, 2025:

	Number of Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Outstanding - April 30, 2024	18,659	$121.00	8.9
Granted	153,500	3.35	10.0
Outstanding - January 31, 2025	172,159	$17.00	9.8

Non-vested at January 31, 2025	157,620	$6.00	9.9
Vested at January 31, 2025	14,539	$142.00	8.3

The following is a summary of performance-based stock option activity during the nine months ended January 31, 2025:

	Number of Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Outstanding - April 30, 2024	5,456	$502.00	5.9
Options granted	—	$—	—
Outstanding - January 31, 2025	5,456	$502.00	5.1

Non-vested at January 31, 2025	3,565	$626.00	4.9
Vested at January 31, 2025	1,891	$268.00	5.5

During the nine months ended January 31, 2025, management estimated the fair value of the awards utilizing the Black-Scholes Option Pricing model with the following weighted-average assumptions:

Risk free interest rate	4.4%
Volatility	103%
Weighted average expected term (in years)	5.0

During the nine months ended January 31, 2025 and 2024, the Company recognized stock based compensation for stock options of $153,939 and $326,578, respectively.

As of January 31, 2025, there was approximately $445,897 of unrecognized compensation costs related to non-vested service-based Common Stock options and approximately $1.5 million of unrecognized compensation costs related to non-vested performance-based Common Stock options.

Note 7. Income Taxes

The tax effects of temporary differences and carry-forwards that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	January 31,	April 30,
	2025	2024
Deferred tax assets (liabilities):

Net operating loss carryforwards	$10,898,410	$11,378,409
Start-up costs	968,107	833,918
Stock option and warrant payments	726,533	694,206
Accumulated depreciation	1,161,573	(3,339)
Research and development credits	816,075	255,600
Research and development warrants	21,488	21,488
Total deferred tax assets, net	14,592,186	13,180,282
Valuation Allowance	(14,592,186)	(13,180,282)
Net Deferred Tax Assets	$—	$—

For the nine months ended January 31, 2025 and the year ended April 30, 2024, the Company’s cumulative net operating loss for federal income tax purposes was approximately $52 million and $54 million, respectively. The net operating loss, subject to limitations, may be available in future tax years to offset taxable income. The net operating loss carry-forward will begin to expire in year 2028.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and therefore, a full valuation allowance has been recorded at January 31, 2025 and April 30, 2024.

Note 8. Commitments and Contingencies

Operating Leases

The Company has a long-term operating lease for office, industrial, and laboratory space which was entered into in May 2017. On September 27, 2022, the Company entered into the First Amendment to Lease (the “Lease Amendment”), which amended the Lease Agreement to document the exercise of its option to extend the term of the lease for an additional 64 months, commencing February 1, 2023, and expiring on May 31, 2028 (the “Extension Term”). Pursuant to the amendment, the Company will pay initial monthly payments of $13,129, beginning February 2023, subject to 3% annual increases. Rent expense for the nine months ended January 31, 2025 was approximately $111,900.

The Company records right-of-use assets and liabilities at the present value of the fixed lease payments over the term at the commencement date. The Company uses its incremental borrowing rate of 12% to determine the present value of the lease as the rate implicit in the lease is typically not readily available.

Information related to the Company’s right-of-use assets and lease liabilities consist of the following:

January 31,
2025
Right-of-use assets	$395,374

Lease liabilities, current	$115,015
Lease liabilities, net of current portion	345,844
Total lease liabilities	$460,859

Weighted average remaining term (in years)	3.3
Weighted average discount rate	12%

As of January 31, 2025, future maturities of lease liabilities due under lease agreements for the period ended are as follows:

April 30, 2025 (balance of fiscal year)	$40,374
April 30, 2026	165,190
April 30, 2027	169,307
April 30, 2028	173,559
Thereafter	14,493
Subtotal	562,923
Less imputed interest	(102,064)
Total operating lease liabilities	$460,859

Litigation

From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of business. The Company does not believe that the outcome of those matters will have a material adverse effect to the financial position, operating results or cash flows. However, there can be no assurance such legal proceedings will not have a material impact.

The Company is not aware of any material claims outstanding or pending against the Company as of January 31, 2025.

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

Note 9. Subsequent Events

Management has evaluated subsequent events after the balance sheet date of January 31, 2025, through the date of filing.

Subsequent to January 31, 2025, the Company sold 48,000 shares of Common Stock under the Equity Line, receiving net proceeds of approximately $156,000 and issued 625 in remaining commitment shares.

On March 10, 2025, the Company commenced an offering on a "best efforts" basis for a maximum of up to 4,285,714 Units. Each Unit (each a "Unit" and collectively the “Units”) consits of one (1) share of Series D Convertible Preferred Stock, par value $0.001 per share (the “Series D Preferred Stock”), and one (1) warrant the (“Warrants”), each to purchase one (1) share of the Company's Common Stock. The Units will be sold at an offering price of $3.50 per Unit, for a maximum offering amount of $15.0 million worth of units. Each Warrant will be exercisable at a price of $5.00 for one (1) share of the Company’s Common Stock, subject to customary adjustment. The Warrants are exercisable at any time from the date of issuance through the third anniversary from the date of issuance, unless earlier redeemed. As of the date of this filing, the Company has not received any proceeds from the offering.

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

New Class II devices, such as our products, require FDA premarket review. The MyoVista wavECG device along with its proprietary software and hardware is classified as a Class II medical device by the FDA. Premarket review and clearance by the FDA for these devices is generally accomplished through the 510(k) premarket notification process or De Novo classification request, or petition process. We previously submitted an FDA De Novo classification request in December 2019 and, following feedback and communications with the FDA during and since that submission, we have been making modifications to our device, including our proprietary algorithm. We have finished the patient recruitment and core lab work for our FDA validation study and have been undertaking device and algorithm development testing for a revised FDA submission. We had been planning a revised submission under the De Novo pathway, however, in December 2023 the FDA confirmed that we could submit the MyoVista wavECG device for clearance under the 510(k) pathway following the grant by the FDA in August 2023 of an industry-first De Novo clearance which created a new Class II product code for cardiovascular machine learning-based notification software. This was in respect of a hypertrophic cardiomyopathy algorithm and in late September 2023, the FDA cleared an algorithm for low ejection fraction (less than 40%) under the 510(k) pathway using this new product code. Accordingly, we are now preparing for a 510(k) FDA submission and are aiming for a submission in the first half of 2025. If successful, FDA clearance would provide us the ability to market and sell the MyoVista wavECG device in the U.S. and additional funding would be required to support the sales launch of the MyoVista wavECG device in the U.S., provide working capital and support further R&D.

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

Series D Preferred Stock Offering

On March 10, 2025, the Company entered into a selling agency agreement (the “Selling Agency Agreement”) with Digital offering LLC (the “Digital Offering”), in connection with the Company's best efforts offering of up to 4,285,714 Units, with each Unit consisting of (a) one share of our Series D Convertible Preferred Stock (the “Series D Preferred Stock”) and (b) one warrant to purchase one share of our Common Stock, $0.001 par value, for a total of 4,285,714 shares of our Series D Preferred Stock and warrants to purchase up to an aggregate of 4,285,714 shares of our Common Stock. The Units will be sold at an offering price of $3.50 per Unit, for a maximum offering amount of $15.0 million worth of Units. Each warrant is exercisable at any time from the date of issuance through the third anniversary from the date of issuance, unless earlier redeemed and is exercisable to purchase one share of Common Stock at $5.00 per share, subject to customary adjustment.

Digital Offering will act as the lead selling agent for the offering pursuant to the terms of the Selling Agency Agreement. Under the Selling Agency Agreement, the Company has agreed to pay Digital Offering a commission of 7% of the gross proceeds received in the offering and the Company will reimburse Digital Offering for its reasonable and documented legal costs up to a maximum of $85,000, of which $25,000 has been paid to date. Digital Offering is acting on a “reasonable best efforts” basis, in connection with the offering. Digital Offering is under no obligation to purchase any of the units or arrange for the sale of any specific number or dollar amount of shares of the units.

In connection with the offering, the Company will enter into a subscription agreement (the “Subscription Agreement”), pursuant to which the Company agrees to sell to certain investors up to 4,285,714 Units. Each investor must complete a Subscription Agreement and submit the applicable subscription price as set forth therein.

The Company refers to the offering therein as the “Series D Preferred Stock Offering”. On February 10, 2025, in connection with the Series D Preferred Stock Offering, the Company’s board of directors adopted a Certificate of Designations to be filed with the Secretary of State of the State of Texas (the “TX Secretary”) to create, out of the Company’s authorized but unissued preferred stock, the Series D Preferred Stock (the “Certificates of Designations”). The Company intends to file the Certificate of Designations with the TX Secretary.

As of the date of this Quarterly Report on Form 10-Q, the Company has not received any proceeds from the offering.

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

Interest Expense

Interest expense relates to our loan facilities.

The following table summarizes our results of operations for the periods presented on our statement of operations data.

	For the three months ended January 31,				For the nine months ended January 31,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(In thousands, except percentages, unaudited)
Revenue	$—	$15	$(15)	(100)%	$—	$19	$(19)	(100)%
Cost of sales	—	5	(5)	(100)%	—	6	(6)	(100)%
Gross margin	—	10	(10)	(100)%	—	13	(13)	(100)%
Operating expenses:
Research and development	1,033	510	524	103%	3,457	1,832	1,625	89%
Selling, general and administrative	1,338	1,026	312	30%	2,975	2,606	369	14%
Total operating expenses	2,371	1,536	836	54%	6,432	4,438	1,994	45%
Loss from operations	(2,371)	(1,525)	(846)	55%	(6,432)	(4,426)	(2,006)	45%
Other income (expense)
Interest expense	(179)	(118)	(61)	52%	(320)	(333)	14	(4)%
Other income	15	—	15	—%	81	—	81	—%
Other income (expense), net	(165)	(118)	(46)	39%	(239)	(333)	94	(28)%
Net loss	$(2,536)	$(1,644)	$(892)	54%	$(6,671)	$(4,759)	$(1,912)	40%

Summary of Statements of Operations for the three and nine months ended January 31, 2025 compared with the three and nine months ended January 31, 2024:

There were no revenues for the three and nine months ended January 31, 2025. Revenues were $15,000 and cost of sales were $5,000 for the three and nine months ended January 31, 2024. Our revenues to date have been mainly generated in the establishment of distributor relationships outside the United States as part of obtaining feedback during product development and improvement of the MyoVista wavECG.

Research and development expenses were $1.0 million and $3.5 million for the three and nine months ended January 31, 2025, representing an increase of $524,000, or 103% , and an increase of $1.6 million, or 89%, when compared to the same periods in 2024. The increase is primarily due to consulting costs incurred for development of our MyoVista Insights Cloud Platform and increase in headcount and professional services supporting the FDA submission process.

Selling, general, and administrative expenses were approximately $1.3 million and $3.0 million for the three and nine months ended January 31, 2025, representing an increase of $312,000, or 30%, and an increase of $369,000, or 14%, when compared to the same periods in 2024. The increase is primarily related to legal, accounting, and other professional fee expenses amounting to approximately $611,000 resulting from the withdrawal of the Company's S-1/A registration statement in December 2024, offset by a decrease in investor relation related expenditures of approximately $150,000, a reduction in stock-based compensation of approximately $89,000, and reduced D&O premiums of approximately $25,000.

Interest expense was $179,000 and $320,000 for the three and nine months ended January 31, 2025, representing an increase of $61,000, or 52%, and a decrease of $14,000, or 4%, when compared to the same periods in 2024. Interest expense in Fiscal 2025 is related to interest on the FRV Note and interest and debt service amortization on the Streeterville Note. The JQA Note and related accrued interest converted to equity in November 2023.

Other income of $15,000 and $81,000 during the three and nine months ended January 31, 2025 is related to interest earned on our cash balances.

Liquidity, Capital Resources, and Going Concern Considerations

We have incurred losses each year since inception and have experienced negative cash flows from operations in each year since inception. We incurred a net loss of $6.7 million for the period ended January 31, 2025. As of January 31, 2025, we had an accumulated deficit of $74.0 million and stockholder's equity of $1.8 million and working capital of $64,000.

Based on our current business plan assumptions and expected cash burn rate, we believe that the existing cash is insufficient to fund operations for the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding our ability to continue as a going concern.

On March 10, 2023, we entered into the Lincoln Park Purchase Agreement providing for the purchase, from time to time at our discretion, of up to $15.0 million of our Common Stock, over the 36-month term of the agreement. Actual sales of shares of Common Stock will depend on a variety of factors to be determined by us from time to time. The net proceeds received from these purchases will depend on the frequency and prices at which we sell shares of our Common Stock to Lincoln Park. As of the date of this Quarterly Report, we have received approximately $2.1 million from the sale of Common Stock pursuant to the Lincoln Park Purchase Agreement. We expect that any proceeds received from such sales to Lincoln Park will be used for working capital and general corporate purposes.

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

Since our inception, we have raised capital through the public and private sale of debt and equity. As of January 31, 2025, we had cash and cash equivalents balance of approximately $2.6 million, a decrease of $3.2 million from $5.8 million as of April 30, 2024.

The table below presents our cash flows for the periods indicated:

	For the nine months ended January 31,
U.S. dollars, in thousands	2025	2024
	(Unaudited)
Net cash used in operating activities	$(5,822)	$(4,493)
Net cash used in investing activities	$(22)	$(56)
Net cash provided by financing activities	$2,634	$9,965
Net change in cash and cash equivalents during the period	$(3,211)	$5,416

Operating Activities

Net cash used by our operating activities of $5.8 million during the nine months ended January 31, 2025 is primarily due to our net loss of $6.7 million, plus $437,000 in non-cash expenses plus $405,000 of net changes in operating assets and liabilities.

Net cash used by our operating activities of $4.5 million during the nine months ended January 31, 2024 is primarily due to our net loss of $4.8 million plus $831,000 in non-cash expenses less $565,000 of net changes in operating assets and liabilities.

Financing Activities

Net cash provided by financing activities of $2.6 million during the nine months ended January 31, 2025 is primarily from the issuance of Common Stock under the Equity Line, the ATM Facility, and net proceeds from the Streeterville Note.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company's disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based upon the most recent evaluation of internal controls over financial reporting, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) determined that our disclosure controls and procedures were not effective as of January 31, 2025 as a result of identified material weaknesses in our internal control over financial reporting. The identified material weaknesses were as follows: (i) lack of proper approval processes and review processes and documentation for such reviews; (ii) we did not maintain sufficient U.S. GAAP and SEC accounting resources commensurate with those required of a public company; and (iii) insufficient number of staff to maintain optimal segregation of duties and levels of oversight. We have taken and continue to take remedial steps to improve our internal controls over financial reporting, which includes establishing a more robust process related to review of complex accounting transactions, preparation of account reconciliations, and review of journal entries. Our Chief Financial Officer frequently attends continuing education for updates on accounting policies and procedures. We cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. Management is monitoring the effectiveness of these and other processes, procedures and controls and will make any further changes deemed appropriate. We are committed to ensuring that our internal controls over financial reporting are designed and operating effectively. Management believes the foregoing actions will effectively remediate the material weaknesses, however, our material weaknesses will not be considered remediated until controls are in place for a period of time, the controls are tested, and management concludes that the controls are properly designed and operating effectively.

Changes in Internal Control Over Financial Reporting

Except as described above with respect to the remediation steps we are taking, there have been no changes in our internal control over financial reporting during the quarter ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.8	Form of Certificate of Designations for Series D Convertible Preferred Stock (incorporated by reference to Exhibit 2.8 to our Offering Statement on Form 1-A/A No. 1, filed on March 3, 2025)
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

4.14	Form of Warrant to Purchase Common Stock dated September 7, 2023 (incorporated by reference to Exhibit 4.1 our Current Report on Form 8-K, filed with the SEC on September 7, 2023)
4.15	Form of Pre-Funded Purchase Warrant dated as of September 20, 2023 (incorporated by reference to Exhibit 4.1 our Current Report on Form 8-K, filed with the SEC on September 21, 2023)
4.16	Form of Common Stock Warrant dated September 20, 2023 (incorporated by reference to Exhibit 4.2 our Current Report on Form 8-K, filed with the SEC on September 21, 2023)
4.17	Form of Common Warrant (incorporated by reference to Exhibit 3.17 to our Offering Statement on Form 1-A/A No.1 filed March 3, 2025)
4.18	Form of Selling Agent’s Warrant (incorporated by reference to Exhibit 3.18 to our Offering Statement on Form 1-A/A No.1 filed March 3, 2025)
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
10.54

Engagement Agreement, dated October 17, 2024, by and between HeartSciences Inc. and Digital Offering, LLC (filed as Exhibit 1.1 on our Offering Statement on Form 1-A/A No.1, filed with the SEC on March 3, 2025)

10.55

Form of Selling Agency Agreement with Digital Offering, by and between HeartSciences Inc. and Digital Offering, LLC (filed as Exhibit 1.2 on our Offering Statement on Form 1-A/A No.1, filed with the SEC on March 3, 2025)

10.56*	First Amendment to Selling Agent Engagement Letter with Digital Offering, by and between HeartSciences Inc. and Digital Offering, LLC, dated March 10, 2025
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

† Management contract or compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heart Test Laboratories, Inc.

Date: March 13, 2025	By:	/s/ Andrew Simpson
	Name:	Andrew Simpson
	Title:	President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)

Date: March 13, 2025	By:	/s/ Danielle Watson
	Name:	Danielle Watson
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)