Form 10-K
period 2025-04-30
HeartSciences Inc.
filed 2025-07-24
CIK 1468492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2025

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter ended October 31, 2024, was approximately $5.4 million, based on the closing price of $2.94. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, executive officers, affiliated holders of 10% or more of the registrant’s common stock and their affiliates.

At July 23, 2025, the registrant had 1,934,280 shares of Common Stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - NONE

HEARTSCIENCES INC.

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
•
our ability to further advance the development of the MyoVista wavECG, our 12-lead electrocardiograph (“ECG”) device that also incorporates an additional proprietary AI-ECG algorithm that we have been designing to detect cardiac dysfunction, or the MyoVista Insights Cloud Platform, or our ECG device agnostic platform and to develop and incorporate AI-ECG algorithms on that platform, as well as other future potential products;
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

NOTE REGARDING COMPANY REFERENCES

Throughout this Annual Report on Form 10-K, the “Company,” “we,” “us” and “our” refer to HeartSciences Inc. References to "Fiscal 2026" refer to the 12-months ending April 30, 2026, references to "Fiscal 2025" refer to the 12-months ended April 30, 2025, and references to "Fiscal 2024" refer to the 12-months ended April 30, 2024.

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

On September 20, 2023, we entered into multiple definitive license agreements (each a “License Agreement” and collectively, the “License Agreements”) with Icahn School of Medicine at Mount Sinai (“Mount Sinai”) to commercialize a range of AI-ECG algorithms covering a range of cardiovascular conditions developed by Mount Sinai as well as a memorandum of understanding for ongoing cooperation encompassing de-identified data access, on-going research, and the evaluation of the MyoVista wavECG device. In June 2025 we received Breakthrough Device designation from the FDA for the aortic stenosis algorithm licensed from Mount Sinai.

Our future success is dependent upon receiving FDA clearances for our products and additional funding will be required as part of achieving FDA clearance and thereafter would be required to support the sales launch, provide working capital and support further R&D.

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

Our first AI-ECG algorithm to be incorporated into the MyoVista wavECG device has been designed by the Company and applies AI-machine learning to the signal processed ECG signal to develop a proprietary algorithm designed to detect impaired cardiac relaxation, or cardiac dysfunction, caused by heart disease and/or age-related cardiac dysfunction. In July 2025, the American Society of Echocardiography released updated guidelines for evaluating Left Ventricular Diastolic Dysfunction (“LVDD”), placing increased emphasis on the echocardiographic measure for impaired cardiac relaxation (e’) and now requiring age-based threshold adjustments. The device’s embedded impaired cardiac relaxation algorithm already incorporates age-adjusted measures, previously agreed with the FDA. HeartSciences is now evaluating alignment with the newly published standards prior to submission, with validation against our existing FDA study dataset still available.

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

New Class II devices, such as our products, require FDA premarket review. The MyoVista wavECG device along with its proprietary software and hardware is classified as a Class II medical device by the FDA. Premarket review and clearance by the FDA for these devices is generally accomplished through the 510(k) premarket notification process or De Novo classification request, or petition process. We previously submitted an FDA De Novo classification request in December 2019 and, following feedback and communications with the FDA during and since that submission, we have been making modifications to our device, including our proprietary algorithm. We have finished the patient recruitment and core lab work for our FDA validation study and have been undertaking device and algorithm development testing for a revised FDA submission. We had been planning a revised submission under the De Novo pathway, however, in December 2023 the FDA confirmed that we could submit the MyoVista wavECG device for clearance under the 510(k) pathway following the grant by the FDA in August 2023 of an industry-first De Novo clearance which created a new Class II product code for cardiovascular machine learning-based notification software. This was in respect of a hypertrophic cardiomyopathy algorithm and in late September 2023, the FDA cleared an algorithm for low ejection fraction (less than 40%) under the 510(k) pathway using this new product code. We have been preparing for a 510(k) FDA submission in calendar 2025. However, in July 2025, the American Society of Echocardiography released updated guidelines for evaluating LVDD, placing increased emphasis on the echocardiographic measure for impaired cardiac relaxation (e’) and now requiring age-based threshold adjustments. The device’s embedded impaired cardiac relaxation algorithm already incorporates age-adjusted measures, previously agreed with the FDA. We are now evaluating alignment with the newly published standards prior to submission. If successful, FDA clearance would provide us the ability to market and sell the MyoVista wavECG device in the U.S. and additional funding would be required to support the sales launch of the MyoVista wavECG device in the U.S., provide working capital and support further R&D.

To date we have not yet entered into a discussion with the FDA regarding the MyoVista Insights Cloud Platform or Mount Sinai licensed AI-ECG algorithms but are aiming to start that process in the current calendar year. We expect these products to fall under the 510(k) pathway and are aiming for an FDA submission of our MyoVista Insights Cloud Platform and low ejection fraction algorithm during the first half of calendar year 2026.

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

MyoVista Insights Cloud Platform and Related AI-ECG Algorithms

We are currently developing a cloud-based ECG management system that is being designed to provide efficient review, reporting, and storage of recorded ECGs. The cloud application is also designed to be able to host multiple AI-ECG algorithms allowing hospital and clinics to gain easy access to innovative AI-ECG algorithms as they become available. The platform is designed to be ECG device agnostic to allow clinical institutions to access AI-ECG algorithms without the need to replace existing ECG devices. Our objective for the MyoVista Insights Cloud Platform is to develop an AI-ECG marketplace to include integration and hosting of AI-ECG algorithms developed and FDA cleared by third parties as well as store and display results from ECG devices. This would be expected to provide clinical and commercial benefit by increasing the number of available algorithms and clinical use indications, increase our speed of roll-out, and reduce the burden and cost of algorithm R&D on the Company.

We plan to deliver the MyoVista Insights Cloud Platform on a phased basis. Phase 1 has been completed to provide an initial functional platform as a basis for FDA submission and clearance contemporaneous with our first cloud-based AI-ECG algorithm. The Phase 1 platform is designed to receive an acquired ECG signal and then process and report/provide the results of an AI-ECG algorithm as well as provide centralized storage and review of all ECGs. The Company has signed two initial customers as early adopters of the MyoVista Insights cloud application. This will enable the Company to integrate the application directly into clinical workflow environments at the two facilities as well as test features and functionality of the application in clinical operational environments. Initial early adopter customers will not have access to AI-ECG algorithms until they have received regulatory clearance, however they will be able to use the application as a central hub providing a central ECG repository allowing for physician efficient ECG review and storage.

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

To date we have not yet entered into a discussion with the FDA regarding the MyoVista Insights Cloud Platform or Mount Sinai licensed AI-ECG algorithms but expect to begin that process in the current calendar year. We expect these products to fall under the 510(k) pathway and are aiming for an FDA submission of our MyoVista Insights Cloud Platform and low ejection fraction algorithm in the first half of calendar year 2026.

The Company will focus on signing agreements with multiple early adopter customers. Once the early adopter phase of the MyoVista Insights Cloud Platform is completed it is expected it would expand user functionality and connectivity as well as integration with multiple electronic medical record systems, ECG management systems and direct to ECG device integration.

Following regulatory clearance of the first AI-ECG on the platform we then expect to bring forward a pipeline of other AI-ECG algorithms. We have already licensed a number of AI-ECG algorithms from Mount Sinai and have relationships with other clinical institutions which would enable us to develop further algorithms. The MyoVista Insights Cloud Platform has been designed to be able to host multiple AI-ECG algorithms including third-party algorithms.

MyoVista wavECG Product and Technology

The HeartSciences developed cardiac dysfunction algorithm is being incorporated into the MyoVista wavECG device. It has been developed in response to the relatively recent understanding in cardiology that most forms of heart disease are associated with LV relaxation abnormalities and diastolic dysfunction. The MyoVista wavECG is a 12-lead resting ECG device featuring our proprietary AI-ECG algorithm designed to detect cardiac dysfunction in the diastolic phase, specifically, slower than normal left ventricular relaxation rates.

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

Growing ECG Market

The demand for ECG devices and related supplies known as electrodes is on the rise worldwide. Despite the limitations of the conventional ECG and healthcare guidance around the world that recommends against its use for screening, in the absence of a better alternative, the ECG remains a ubiquitous and widely used test throughout healthcare including non-cardiology settings. It is estimated that 1.5 million to 3.0 million ECGs are performed worldwide every day, making it one of the most commonly used cardiovascular diagnostic tests in healthcare and a fundamental tool in clinical practice. It is estimated that more than 100 million ECGs are performed each year in the United States. The 2019 National Ambulatory Medical Care Survey indicated that office-based patient care physicians, excluding anesthesiologists, radiologists and pathologists, ordered or provided 47 million ECG tests during office visits, and the 2020 National Hospital Ambulatory Medical Care Survey showed that during ambulatory care visits to hospital emergency departments, an additional 32 million ECG tests were ordered or performed by hospital emergency departments.

With the advent of advanced technology, ECG testing market research reports demonstrate that market growth in ECG devices and use is increasing. Precedence Research, a Canada/India based market research company recently released market research on the global ECG market for 2024, the market size is expected grow significantly from $10.93 billion in 2023 to $30.87 billion by 2034.

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

Competition

The medical device industry is characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. There are many medical device companies, biotechnology companies, public and private universities and research organizations actively engaged in the R&D of products that may be similar to HeartSciences AI-ECG algorithms and MyoVista hardware. Competitors could include traditional ECG manufacturers such as GE Healthcare Technologies, Inc., (“GE Healthcare”), Koninklijke Philips N.V. (“Philips”), Baxter International, Inc. (“Baxter”), and Nihon Kohden Corporation that may seek to innovate, and new commercial entrants to the AI-ECG market, such as Anumana, Inc. or companies involved in AI healthcare, such as Tempus Labs, Inc. or VIZ.ai that also see the opportunity to bring innovation in a market that, we believe, has significant need for improved products and technology change.

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

We believe, based on our research and other published research, that further algorithms could be developed for a range of additional clinical indications. To accelerate HeartSciences’ route to market with additional algorithms we entered into the License Agreements with Mount Sinai on September 20, 2023. Please see the section, “Agreements with Mount Sinai related to Commercialization of Multiple AI-ECG Cardiovascular ECG Algorithms developed by Mount Sinai” for additional information regarding the License Agreements. Studies involving the use of the MyoVista wavECG along with proof of concept algorithms for alternative clinical indications have already been published in addition to the growing body of third-party published research in this field.

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

The MyoVista wavECG device along with its proprietary software and hardware is classified as a Class II medical device by the FDA. We previously submitted and intended to seek authorization to market the device through submission under the De Novo pathway, however in December 2023 the FDA confirmed that we could submit the MyoVista wavECG device for clearance under the 510(k) pathway following the grant by the FDA in August 2023 of an industry-first De Novo clearance which created a new Class II product code for cardiovascular machine learning-based notification software. We have been preparing for a 510(k) FDA submission in calendar 2025. However, in July 2025, the American Society of Echocardiography released updated guidelines for evaluating LVDD, placing increased emphasis on the echocardiographic measure for impaired cardiac relaxation (e’) and now requiring age-based threshold adjustments. The device’s embedded impaired cardiac relaxation algorithm already incorporates age-adjusted measures, previously agreed with the FDA. We are now evaluating alignment with the newly published standards prior to submission. To date we have not yet entered into a discussion with the FDA regarding the MyoVista Insights Cloud Platform or Mount Sinai licensed AI-ECG algorithms but are aiming to start that process in the current calendar year. We expect these products to fall under the 510(k) pathway and are aiming for an FDA submission of our MyoVista Insights Cloud Platform and low ejection fraction algorithm during the first half of calendar 2026. Delays in receipt or failure to receive the necessary clearances, or the failure to comply with existing or future regulatory requirements, could reduce our business prospects.

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

Under the JOBS Act, we may take advantage of the above-described reduced reporting requirements and exemptions for up to five years after our initial sale of common equity, or June 2027, pursuant to a registration statement declared effective under the Securities Act, or such earlier time that we no longer meet the definition of an emerging growth company. If we lose our “emerging growth company” status, we may face increased regulatory scrutiny and compliance costs. This includes stricter internal control over financial reporting (ICFR) requirements, expanded executive compensation disclosures and the potential adoption of new accounting standards. These changes can lead to higher audit fees, increased documentation and evidence requirements, and more complex audit processes. In addition, the JOBS Act provides that we would cease to be an “emerging growth company” if we have more than $1.235 billion in annual revenue, have more than $700 million in market value of our Common Stock held by non-affiliates (and are not otherwise eligible to be a smaller reporting company), or issue more than $1 billion in principal amount of non-convertible debt over a three-year period. Further, under current SEC rules we will continue to qualify as a “smaller reporting company” for so long as we have a public float (i.e., the market value of common equity held by non-affiliates) of less than $250 million as of the last business day of our most recently completed second fiscal quarter.

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

Employees and Independent Contractors

As of July 23, 2025, we had 15 employees (including our Chief Executive Officer), all of which are full-time employees, and 9 independent contractors. All of our employment and consulting agreements include employees’ and consultants’ undertakings with respect to non-competition and assignment to us of intellectual property rights developed in the course of employment and with respect to confidentiality.

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

We are a development-stage medical device company with a limited operating history. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the medical device industry. To date, we have generated limited revenue from the sale of the MyoVista wavECG devices during its development stage. We have incurred losses in each year since our inception, including net losses of approximately $8.8 million and $6.6 million for Fiscal 2025 and Fiscal 2024, respectively. As of April 30, 2025, we had an accumulated deficit of approximately $76.1 million and stockholder’s equity of approximately $0.2 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for additional information.

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
continue R&D;
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

We attended an August 17, 2023 hearing before the Nasdaq Hearing Panel (the “Panel”), and requested the continued listing of our securities on the Nasdaq Capital Market pending our return to compliance with the Minimum Bid Price Requirement.

On January 30, 2024, we received a letter from the Panel advising that we have been granted an additional 180-day extension to July 29, 2024, to regain compliance with the Minimum Bid Price Requirement.

On May 9, 2024, we received a staff determination from Nasdaq to delist the Company’s securities from the Nasdaq Capital Market (the “Staff Determination”). The Staff Determination was issued because, as of May 8, 2024, the Company’s Common Stock had a closing bid price of $0.10 or less for at least ten consecutive trading days. Accordingly, the Company is subject to the provisions contemplated under Nasdaq Listing Rule 5810(c)(3)(A)(iii) (the “Low Priced Stocks Rule”).

On May 17, 2024, we effected a 1-for-100 reverse stock split of our Common Stock (the “Reverse Stock Split”), such that as a result of the Reverse Stock Split, every 100 shares of the Company's issued and outstanding pre-reverse split Common Stock were combined into one share of Common Stock.

On June 3, 2024, we received a letter from Nasdaq informing the Company that the Nasdaq Listing Qualifications staff confirmed that the Company regained compliance with the Minimum Bid Price Requirement.

On March 19, 2025, we received a letter from Nasdaq stating that we were not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market, under Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Requirement”), because our stockholders’ equity of $1,786,689 as reported in our Quarterly Report on Form 10-Q for the period ending January 31, 2025, was below the required minimum of $2.5 million, and because, as of January 31, 2025, we did not meet the alternative compliance standards, relating to the market value of listed securities of $25 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or two of the last three most recently completed fiscal years.

On May 5, 2025, we submitted to Nasdaq a plan to regain compliance with the Minimum Stockholders’ Equity Requirement. On May 14, 2025, Nasdaq notified us that they granted us an extension of up to 180 calendar days from March 19, 2025, or through September 15, 2025, to regain compliance.

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

If we are unable to obtain funding on a timely basis, we may (i) not be able to complete the process of FDA clearance, (ii) need to significantly curtail, delay or discontinue our efforts to launch sales of our products into the U.S. if FDA clearance is achieved or (iii) be unable to continue operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations. Even if we achieve FDA clearance, we expect that we will require substantial additional capital for sales launch and marketing of our products. In addition, our planned expenses and operations may change as a result of many factors that could be currently unknown to us and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors including:

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

Prior to the completion of the IPO, we had been a private company with limited accounting personnel to adequately execute our accounting processes and limited supervisory resources with which to address our internal control over financial reporting. While a private company, we had not designed or maintained an effective control environment as required of public companies under the rules and regulations of the SEC. Management and our independent registered public accounting firm, Haskell & White LLP, identified several material weaknesses in our internal control over financial reporting in connection with our preparation and the audits of our financial statements for Fiscal 2025.

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

We have taken and continue to take remedial steps to improve our internal controls over financial reporting, which includes designing and implementing effective processes and controls over significant accounts and disclosure, and the preparation of account reconciliations and review of journal entries. Our Chief Financial Officer frequently attends continuing education for updates on accounting policies and procedures. We cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. Management is monitoring the effectiveness of these and other processes, procedures and controls and will make any further changes deemed appropriate. Management believes the foregoing actions will effectively remediate the material weaknesses, however, our material weaknesses will not be considered remediated until controls are in place for a period of time, the controls are tested, and management concludes that the controls are properly designed and operating effectively. As a result, the timing of when we will be able to fully remediate the material weaknesses is uncertain. If the steps we take do not remediate the material weaknesses in a timely manner, there could continue to be a reasonable possibility that these control deficiencies or others would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. This, in turn, could jeopardize our ability to comply with our reporting obligations, limit our ability to access the capital markets and adversely impact our stock price.

Our independent registered public accounting firm was not required to perform an evaluation of our internal control over financial reporting as of either April 30, 2025 or April 30, 2024 in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting in the future as required by reporting requirements under Section 404 of the Sarbanes-Oxley Act.

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

We previously submitted an FDA De Novo classification request in December 2019 and, following feedback and communications with the FDA during and since that submission, we have been making modifications to our device, including our proprietary algorithm. We have finished the patient recruitment and core lab work for our FDA validation study and have been undertaking device and algorithm development testing for a revised FDA submission. We had been planning a revised submission under the De Novo pathway, however, in December 2023 the FDA confirmed that we could submit the MyoVista wavECG for clearance under the 510(k) pathway following the grant by the FDA in August 2023, of an industry first De Novo clearance which created a new Class II product code for cardiovascular machine learning-based notification software. This was in respect of a hypertrophic cardiomyopathy algorithm and in late September 2023, the FDA cleared an algorithm for low ejection fraction (less than 40%) under the 510(k) pathway using this new product code. We have been preparing for a 510(k) FDA submission in calendar 2025. However, in July 2025, the American Society of Echocardiography released updated guidelines for evaluating LVDD, placing increased emphasis on the echocardiographic measure for impaired cardiac relaxation (e’) and now requiring age-based threshold adjustments. The device’s embedded impaired cardiac relaxation algorithm already incorporates age-adjusted measures, previously agreed with the FDA. We are now evaluating alignment with the newly published standards prior to submission. Despite the time, effort and cost, we may not ultimately be successful in completing the review process and our 510(k) application may not be granted by the FDA in a timely manner or at all. Any delay or failure to obtain necessary regulatory clearances or approvals could harm our business. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for our products, which may limit the market for the device in the United States.

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

As of July 23, 2025, we had 15 full-time employees (including our Chief Executive Officer) and several independent consultants. Our future growth and success depend, to a large extent, on the continued service of members of our current management. Any of our employees and contractors may leave our Company or discontinue services at any time. Our operational success will substantially depend on the continued employment of our management, including our executive officers, technical staff and other key personnel. We do not currently maintain key person life insurance policies on any of our employees. The loss of key personnel may have an adverse effect on our operations and financial performance and adversely affect our ability to execute our business plan.

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

Our business is subject to risks arising from changes in domestic and global economic conditions, including adverse economic conditions in the markets in which we operate, which may harm our business. Factors such as geopolitical events (including the ongoing war in Ukraine and the military conflict in Israel and Gaza), inflationary pressures, impacts from the COVID-19 pandemic, and the U.S. election cycles have contributed to economic volatility. Recently, among other effects, volatile economic conditions have caused high levels of inflation, increases in interest rates by central banks with the intent of slowing inflation, and a reduction of available capital following increased interest rates. These global economic conditions could result in a variety of risks to our business, including difficulty in raising funding from capital markets. Such impacts would materially and adversely affect our financial condition, liquidity and the value of our securities. Further, if our future customers significantly reduce spending in areas in which our technology and products are utilized, or prioritize other expenditures over our technology and products, our business, financial condition, results of operations and prospects would be materially adversely affected.

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

Our business and operations, and the operations of our suppliers and customers, have been in the past, and may in the future be adversely affected by epidemics, pandemics or other public health crises.

We may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases. The spread of an infectious disease, such as COVID-19, may also result in the inability of our manufacturers to deliver components or finished products on a timely basis and may also result in the inability of our suppliers to deliver the parts required by our manufacturers to complete manufacturing of components or finished products. In addition, governments may divert spending from other budgeted resources as they seek to reduce and/or stop the spread of pandemics. Such events may result in a period of business and manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. While the potential economic impact brought by the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from pandemics could materially and adversely affect our business and the value of our Common Stock.

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

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded R&D activities and costs associated with operating a public company. To raise capital, we may sell Common Stock or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell Common Stock or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our Common Stock. As of July 23, 2025, there were 1,934,280 shares of our Common Stock outstanding. In addition, as of July 23, 2025 there were 380,440 shares of Series C Preferred Stock outstanding that, as of such date, were convertible into 234,097 shares of Common Stock, 304,066 shares of Series D Preferred Stock outstanding that, as of such date, were convertible into 304,066 shares of Common Stock and options, restricted stock units, and warrants exercisable for 1,913,953 shares of our Common Stock.

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

We will remain an “emerging growth company” until the earliest to occur of (1) our reporting of $1.235 billion or more in annual gross revenue; (2) our becoming a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (3) our issuance, in any three-year period, of more than $1.0 billion in non-convertible debt; and (4) the last day of our fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement. If we lose our “emerging growth company” status, we may face increased regulatory scrutiny and compliance costs. This includes stricter internal control over financial reporting (ICFR) requirements, expanded executive compensation disclosures and the potential adoption of new accounting standards. These changes can lead to higher audit fees, increased documentation and evidence requirements, and more complex audit processes.

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

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock and IPO Warrants are traded on Nasdaq under the symbols “HSCS” and “HSCSW,” respectively. The closing price of our Common Stock and IPO Warrants on Nasdaq on July 23, 2025 was $3.83 and $0.11, respectively.

Holders

As of July 23, 2025, there were approximately 289 holders of record of our Common Stock. As many of our shares of Common Stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividend Policy

We have not paid any cash dividends on our Common Stock to date. The payment of dividends in the future will be contingent upon our revenue and earnings, if any, capital requirements and general financial condition, and will be within the discretion of our then-existing board of directors.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

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
•
In March 2023, we issued warrants to purchase an aggregate amount of 2,500 shares of our Common Stock at an exercise price of $104.00 per share as consideration, in lieu of cash, for approximately $203,000 billed in respect of R&D services rendered by a third-party to the Company.
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
•
In November 2023, we issued warrants to purchase an aggregate amount of 2,400 shares of our Common Stock at an exercise price of $17.00 per share as consideration, in lieu of cash, for approximately $102,000 billed in respect of R&D services rendered by a third-party to the Company.
•
In June 2024, we issued warrants to purchase an aggregate amount of 2,500 shares of our Common Stock at an exercise price of $5.15 per share as consideration for consulting services.
•
In February 2025, we issued warrants to purchase an aggregate amount of 12,000 shares of our Common Stock at an weighted average exercise price of $3.75 per share as consideration for consulting services.
•
In April 2025, we issued warrants to purchase an aggregate amount of 50,000 shares of our Common Stock at an exercise price of $3.35 per share as consideration for consulting services.

Series D Preferred Stock Offering

On February 12, 2025, we filed an Offering Statement on From 1-A (File No. 024-12572) with the Securities & Exchange Commission (the "SEC") for the sale of up to 4,285,714 Units, with each Unit consisting of (a) one share of our Series D Convertible Preferred Stock (the “Series D Preferred Stock”) and (b) one warrant to purchase one share of our Common Stock, $0.001 par value, for a total of 4,285,714 shares of our Series D Preferred Stock and warrants to purchase up to an aggregate of 4,285,714 shares of our Common Stock, at an offering price of $3.50 per Unit (the "Series D Preferred Stock Offering"). The Offering Statement was qualified by the SEC on March 10, 2025. Digital Offering, LLC acted as the lead placement agent in the Series D Preferred Stock Offering. We intend to use the net proceeds from the Series D Preferred Stock Offering for general and corporate expenses and debt repayment.

Subsequent to April 30, 2025, and as of the date of this Annual Report, we issued 887,452 Units consisting of shares of Series D Preferred Stock and warrants to purchase shares of Common Stock for gross proceeds of approximately $3.1 million. Subsequent to April 30, 2025, and as of the date of this Annual Report, 583,386 shares of Series D Preferred Stock converted into 583,386 shares of our Common Stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither the Company nor any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) repurchased any equity securities of the Company during the year ended April 30, 2025.

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

Our first AI-ECG algorithm to be incorporated into the MyoVista wavECG device has been designed by the Company and applies AI-machine learning to the signal processed ECG signal to develop a proprietary algorithm designed to detect impaired cardiac relaxation, or cardiac dysfunction caused by heart disease and/or age-related cardiac dysfunction. In July 2025, the American Society of Echocardiography released updated guidelines for evaluating Left Ventricular Diastolic Dysfunction (“LVDD”), placing increased emphasis on the echocardiographic measure for impaired cardiac relaxation (e’) and now requiring age-based threshold adjustments. The device’s embedded impaired cardiac relaxation algorithm already incorporates age-adjusted measures, previously agreed with the FDA. HeartSciences is now evaluating alignment with the newly published standards prior to submission, with validation against our existing FDA study dataset still available.

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

New Class II devices, such as our products, require FDA premarket review. The MyoVista wavECG device along with its proprietary software and hardware is classified as a Class II medical device by the FDA. Premarket review and clearance by the FDA for these devices is generally accomplished through the 510(k) premarket notification process or De Novo classification request, or petition process. We previously submitted an FDA De Novo classification request in December 2019 and, following feedback and communications with the FDA during and since that submission, we have been making modifications to our device, including our proprietary algorithm. We have finished the patient recruitment and core lab work for our FDA validation study and have been undertaking device and algorithm development testing for a revised FDA submission. We had been planning a revised submission under the De Novo pathway, however, in December 2023 the FDA confirmed that we could submit the MyoVista wavECG device for clearance under the 510(k) pathway following the grant by the FDA in August 2023 of an industry-first De Novo clearance which created a new Class II product code for cardiovascular machine learning-based notification software. This was in respect of a hypertrophic cardiomyopathy algorithm and in late September 2023, the FDA cleared an algorithm for low ejection fraction (less than 40%) under the 510(k) pathway using this new product code. We have been preparing for a 510(k) FDA submission in calendar 2025. However, in July 2025, the American Society of Echocardiography released updated guidelines for evaluating LVDD, placing increased emphasis on the echocardiographic measure for impaired cardiac relaxation (e’) and now requiring age-based threshold adjustments. The device’s embedded impaired cardiac relaxation algorithm already incorporates age-adjusted measures, previously agreed with the FDA. We are now evaluating alignment with the newly published standards prior to submission. If successful, FDA clearance would provide us the ability to market and sell the MyoVista wavECG device in the U.S. and additional funding would be required to support the sales launch of the MyoVista wavECG device in the U.S., provide working capital and support further R&D.

To date we have not yet entered into a discussion with the FDA regarding the MyoVista Insights Cloud Platform or Mount Sinai licensed AI-ECG algorithms but are aiming to start that process in the current calendar year. We expect these products to fall under the 510(k) pathway and are aiming for an FDA submission of our MyoVista Insights Cloud Platform and low ejection fraction algorithm during the first half of calendar 2026.

Recent Developments during Fiscal 2025

Corporate Name Change

On October 17, 2024, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Formation with the Secretary of State of Texas to change the Company's corporate name to “HeartSciences Inc.”, with an effective date of October 17, 2024. The Name Change was approved by the Company's shareholders at the Company's 2024 Annual Meeting of Shareholders. The Name Change became effective at the open of market on October 23, 2024, and does not affect the Company’s ticker symbols or the applicable CUSIP number for the Company’s outstanding shares of Common Stock and public warrants.

Going Concern

On July 24, 2025, our independent registered public accounting firm issued an opinion on our audited financial statements, included in our Annual Report on Form 10-K for the year ended April 30, 2025, that contained an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern because we have experienced recurring losses, negative cash flows from operations, and limited capital resources.

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

We attended an August 17, 2023 hearing before the Nasdaq Hearing Panel (the “Panel”), and requested the continued listing of our securities on the Nasdaq Capital Market pending our return to compliance with the Minimum Bid Price Requirement.

On January 30, 2024, we received a letter from the Panel advising that we have been granted an additional 180-day extension to July 29, 2024, to regain compliance with the Minimum Bid Price Requirement.

On May 9, 2024, we received a staff determination from Nasdaq to delist the Company’s securities from the Nasdaq Capital Market (the “Staff Determination”). The Staff Determination was issued because, as of May 8, 2024, the Company’s Common Stock had a closing bid price of $0.10 or less for at least ten consecutive trading days. Accordingly, the Company is subject to the provisions contemplated under Nasdaq Listing Rule 5810(c)(3)(A)(iii) (the “Low Priced Stocks Rule”).

On May 17, 2024, we effected the Reverse Stock Split, such that as a result of the Reverse Stock Split, every 100 shares of the Company's issued and outstanding pre-reverse split Common Stock were combined into one share of Common Stock.

On June 3, 2024, we received a letter from Nasdaq informing the Company that the Nasdaq Listing Qualifications staff confirmed that the Company regained compliance with the Minimum Bid Price Requirement.

On March 19, 2025, we received a letter from Nasdaq stating that we were not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market, under Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Requirement”), because our stockholders’ equity of $1,786,689 as reported in our Quarterly Report on Form 10-Q for the period ending January 31, 2025, was below the required minimum of $2.5 million, and because, as of January 31, 2025, we did not meet the alternative compliance standards, relating to the market value of listed securities of $25 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or two of the last three most recently completed fiscal years.

On May 5, 2025, we submitted to Nasdaq a plan to regain compliance with the Minimum Stockholders’ Equity Requirement. On May 14, 2025, Nasdaq notified us that they granted us an extension of up to 180 calendar days from March 19, 2025, or through September 15, 2025, to regain compliance. The Company intends to take all reasonable measures available to regain compliance under the Nasdaq Listing Rules and remain listed on Nasdaq. While there can be no assurance that the Company will be able to regain compliance with all applicable Nasdaq continued listing requirements, the Company continues to implement various steps taken to date, and is evaluating its available options, to resolve the deficiency and regain compliance with the Minimum Stockholders’ Equity Requirement as soon as possible by the above referenced deadline.

Patents

In May 2024, we were granted a patent from the Indian Patent Office covering MyoVista wavelet technology.

In July 2024, we were granted a patent allowance from the United States Patent and Trademark Office ("USPTO") for the detection of left ventricular and/or right ventricular dysfunction using deep learning.

In June 2025, we were granted a foundational patent from the USPTO covering the estimation of echocardiography parameters indicative of heart function using an ECG.

In June 2025, we were granted “Breakthrough Device” designation by the FDA for our aortic stenosis ECG algorithm.

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

Streeterville Note Purchase Agreement and Promissory Note

In September 2024, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”), with Streeterville Capital, LLC, an accredited investor (“Streeterville”), pursuant to which the Company issued to Streeterville an unsecured note in the original principal amount of $2,510,000 (the “Streeterville Note”). The Streeterville Note carried an OID of $500,000, and $10,000 was withheld from the Streeterville Note as reimbursement for Streeterville's transaction expenses. Additionally, the Company incurred debt financing costs of $159,700. As a result, the Company received aggregate net proceeds of approximately $1.9 million in connection with the issuance of the Streeterville Note. As of the date of this Annual Report, the Company and Streeterville have exchanged $955,000 in aggregate principal for 258,739 shares of the Company's Common Stock and the Company has repaid $100,000 in principal. The issuance of the shares were made pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act.

Series D Preferred Stock Offering and Certificate of Designations of Series D Preferred Stock

On March 10, 2025, the Company entered into a selling agency agreement (the “Placement Agent Agreement”) with Digital Offering LLC (“Digital Offering”) to act as sole placement agent (the “Placement Agent”) on a "best efforts" offering of up to 4,285,714 Units, with each Unit consisting of (a) one share of our Series D Convertible Preferred Stock (the “Series D Preferred Stock”) and (b) one warrant to purchase one share of our Common Stock, $0.001 par value, for a total of 4,285,714 shares of our Series D Preferred Stock and warrants to purchase up to an aggregate of 4,285,714 shares of our Common Stock (collectively, the "Offering"), pursuant to certain subscription agreements with certain investors, upon which each investor must complete a Subscription Agreement and submit the applicable subscription price as set forth therein. The offering price is $3.50 per Unit, for a maximum offering amount of $15.0 million worth of Units. Each warrant is exercisable at any time from the date of issuance through the third anniversary from the date of issuance, unless earlier redeemed, and is exercisable to purchase one share of Common Stock at $5.00 per share, subject to customary adjustment.

Pursuant to the Placement Agent Agreement, the Placement Agent will be entitled to receive from each closing of the Offering (i) a cash fee of 7% of the gross proceeds received by the Company from such closing, (ii) warrants (the "Agent Unit Warrants") to purchase 3% of the total number of Units sold by the Company at such closing (the "Agent Units") at an exercise price of $4.375 per Agent Unit Warrant, with each Agent Unit consisting of one share of Series D Preferred Stock (the "Agent Preferred Shares") and one Warrant (the "Agent Warrants" and the shares of Common Stock underlying such Agent Warrants, the "Agent Warrant Shares"), and (iii) reimbursement of certain of its out-of-pocket expenses. Digital Offering is acting on a “reasonable best efforts” basis, in connection with the Offering and is under no obligation to purchase any of the Units or arrange for the sale of any specific number or dollar amount of shares of the Units.

The Company refers to the offering therein as the “Series D Preferred Stock Offering”. On February 10, 2025, in connection with the Series D Preferred Stock Offering, the Company’s board of directors adopted a Certificate of Designations of Series D Preferred Stock to be filed with the Secretary of State of the State of Texas (the “TX Secretary”) to create, out of the Company’s authorized but unissued preferred stock, the Series D Preferred Stock. The Company filed the Certificate of Designations of Series D Preferred Stock with the TX Secretary on May 21, 2025.

Subsequent to April 30, 2025, and as of the date of this Annual Report, we issued 887,452 Units consisting of shares of Series D Preferred Stock and Warrants to purchase shares of Common Stock for gross proceeds of approximately $3.1 million. As of the date of this filing, no Agent Units have been issued and 583,386 shares of Series D Preferred Stock have been converted into 583,386 shares of Common Stock.

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

Operating Expenses

Our operating expenses have consisted solely of R&D expenses and selling, general and administrative expenses.

R&D Expenses

Our R&D activities primarily consist of clinical, regulatory, engineering and research work associated with our MyoVista wavECG device and Myo Vista Insights Cloud Platform. R&D expenses include payroll and personnel-related costs for our R&D, clinical and regulatory personnel, including expenses related to stock-based compensation for such employees, consulting services, clinical trial expenses, regulatory expenses, prototyping and testing. R&D expenses also include costs attributable to clinical trial expenses including clinical trial design, site development and study costs, data, related travel expenses, the cost of products used for clinical activities, internal and external costs associated with regulatory compliance and patent costs. We have expensed R&D costs as they have been incurred.

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

Other Income (Expense), Net

Other income (expense), net primarily consists of interest earned on cash balances.

The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods based on our statement of operations data. The year over year comparison of results of operations is not necessarily indicative of results of operations for future periods.

Summary of Statements of Operations for Fiscal 2025 and Fiscal 2024:

	For the year ended April 30,
	2025	2024	$ Change	% Change
	(In thousands, except percentages)
Revenue	$4	$19	$(15)	(79)%
Cost of sales	2	6	(4)	(67)%
Gross margin	2	13	(11)	(85)%
Operating expenses:
Research and development	4,386	2,879	1,507	52%
Selling, general and administrative	3,969	3,440	529	15%
Total operating expenses	8,355	6,319	2,036	32%
Loss from operations	(8,353)	(6,306)	(2,047)	32%
Other income (expense)
Interest expense	(500)	(354)	(146)	41%
Other income	88	55	33	60%
Other income (expense), net	(412)	(299)	(113)	38%
Net loss	$(8,765)	$(6,605)	$(2,160)	33%

Revenues were $4,000 and cost of sales were $2,000 for the year ended April 30, 2025, compared to revenues of $19,000 and costs of sales of $6,000 for the year ended April 30, 2024. Our revenues in the fiscal years have been mainly generated from suppliers in the establishment of distributor relationships outside the United States as part of obtaining feedback during product development and improvement of the MyoVista wavECG.

R&D expenses are primarily from software consulting and hardware development which is consistent with work being performed for device development and development of our MyoVista Insights Cloud Platform. R&D expenses were $4.4 million for the year ended April 30, 2025, representing an increase of $1.5 million, or 52%, when compared to the year ended April 30, 2024. The increase is primarily due to $1.2 million in consulting costs incurred for development of our MyoVista Insights Cloud Platform and increase in headcount and professional services supporting the FDA submission process.

Selling, general, and administrative expenses are primarily related to personnel and professional services. Selling, general, and administrative expenses were $3.9 million for the year ended April 30, 2025, representing an increase of $529,000, or 15%, when compared to the year ended April 30, 2024. The increase is primarily related to legal, accounting and other professional fee expenses amounting to approximately $611,000 resulting from the withdrawal of the Company's S-1/A registration statement in December 2024, and increase of payroll related expenditures of approximately $107,000, offset by a decrease in investor relation related expenditures of approximately $170,000 and reduced D&O insurance premiums of approximately $28,000.

Interest expense was $500,000 for the year ended April 30, 2025, representing an increase of $146,000, or 41%, when compared to the year ended April 30, 2024. Interest expense in Fiscal 2025 is related to interest on the FRV Note and interest and debt service amortization on the Streeterville Note. The JQA Note and related accrued interest converted to equity in November 2023.

Liquidity and Capital Resources

As of April 30, 2025, we had approximately $1.1 million in cash, a decrease of $4.7 million from $5.8 million as of April 30, 2024. We incurred a net loss of $8.8 million for the year ended April 30, 2025. As of April 30, 2025, we had an accumulated deficit of $76.1 million and working capital deficit of $1.5 million.

On March 10, 2023, we entered into a Purchase Agreement (the “Lincoln Park Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), providing for the purchase, from time to time at our discretion, of up to $15.0 million of our Common Stock, over the 36-month term of the Lincoln Park Purchase Agreement. Actual sales of shares of Common Stock will depend on a variety of factors to be determined by us from time to time. The net proceeds received from these purchases will depend on the frequency and prices at which we sell shares of our Common Stock to Lincoln Park. As of the date of this Annual Report, we have received approximately $2.2 million from the sale of Common Stock pursuant to the Lincoln Park Purchase Agreement. We expect that any proceeds received from such sales to Lincoln Park will be used for working capital and general corporate purposes. There was approximately $12.8 million available for issuance under the Equity Line as of the financial statement issuance date.

On September 18, 2023, we entered into an Equity Distribution Agreement (the “EDA”) with Maxim Group LLC (“Maxim”), as sales agent pursuant to which we may offer and sell up to $3.25 million of our shares of Common Stock in at-the-market offerings (the “ATM Facility”). The EDA was further amended on November 9, 2023 and again on November 17, 2023, to increase the number of shares of Common Stock we may sell to up to $15.0 million. The shares of Common Stock may be issued and sold from time to time through or to the placement agent acting as sales agent or principal pursuant to our shelf registration statement on the Shelf S-3, as filed with the SEC on September 18, 2023. As of the date of this Annual Report, we have received approximately $9.8 million in net proceeds, after Maxim fees, legal fees and other costs, from the sale of Common Stock pursuant to the amended EDA. We expect that any proceeds received from such sales under the ATM Facility will be used for working capital and general corporate purposes. There was approximately $0.8 million available for issuance under the ATM Facility as of the financial statement issuance date.

On March 10, 2025, the Company commenced an offering on a "best efforts" basis for a maximum of up to 4,285,714 Units. Each Unit (each a "Unit" and collectively the “Units”) consists of one (1) share of Series D Convertible Preferred Stock, par value $0.001 per share (the “Series D Preferred Stock”), and one (1) warrant the (“Warrants”), each to purchase one (1) share of the Company's Common Stock. The Units will be sold at an offering price of $3.50 per Unit, for a maximum offering amount of $15.0 million worth of units. Each Warrant will be exercisable at a price of $5.00 for one (1) share of the Company’s Common Stock, subject to customary adjustment. The Warrants are exercisable at any time from the date of issuance through the third anniversary from the date of issuance, unless earlier redeemed. Subsequent to April 30, 2025, and as of the date of this Annual Report, we have received gross proceeds of approximately $3.1 million. The Offering will terminate at the earlier of the date at which the maximum offering amount has been sold or the date at which the Offering is earlier terminated by the Company at its sole discretion, and the Offering Statement on Form 1-A, as amended and as filed with the SEC on February 12, 2025 (the “Form 1-A”), of which the Offering Statement forms a part will remain qualified in accordance with Rule 251(d)(3)(i)(F) of Regulation A until the date at which all of the outstanding Warrants issued pursuant to the Offering have been exercised for shares of Common Stock, which shares of Common Stock are qualified under the Form 1-A.

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

The table below presents our cash flows for the periods indicated:

	For the year ended April 30,
U.S. dollars, in thousands	2025	2024
	(In thousands)
Net cash used in operating activities	$(7,413)	$(6,070)
Net cash used in investing activities	$(30)	$(125)
Net cash provided by financing activities	$2,734	$10,343
Net change in cash and cash equivalents during the period	$(4,710)	$4,147

Operating Activities

Net cash used by our operating activities of $7.4 million during Fiscal 2025 was primarily due to our net loss of $8.8 million plus net non-cash operating expense items of $0.8 million and $0.6 million of net changes in operating assets and liabilities.

Net cash used by our operating activities of $6.1 million during Fiscal 2024 was primarily due to our net loss of $6.6 million plus net non-cash operating expense items of $0.9 million less $0.4 million of net changes in operating assets and liabilities.

Financing Activities

Net cash provided by financing activities of $2.7 million during Fiscal 2025 is primarily from the issuance of Common Stock under the ATM Facility, Equity Line and proceeds from the Streeterville Note.

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

As of April 30, 2025, our cash and cash equivalents were $1.1 million. We will need to seek additional financing to fund our future operations. Our future capital requirements will depend on many factors, including:

•
the progress and costs of our R&D activities;
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

Pricing and Valuation of Inventories

Inventory consists of finished goods, work in progress, sub-assemblies and raw materials and is stated at the lower of cost or net realizable value. Net realizable value is the estimated sales price, which is derived from similar marketable devices, less standard costs approximating the purchase costs on a first-in, first-out basis. Reserves for slow-moving, excess, or obsolete inventories are recorded when required to reduce inventory values to their estimated net realizable values based on product life cycle, development plans, production expiration or quality issues. Inventory that is used for R&D are expensed as consumed.

Inventory consists mainly of raw materials and components used in the current hardware build of the MyoVista wavECG devices and components are used for R&D purposes and device sales, which to date have been in international markets as sale of the MyoVista wavECG in the U.S. is subject to FDA clearance. The Company believes that its hardware platform is in final form, however, prior to FDA clearance and market acceptance of the MyoVista wavECG devices, further hardware changes could be necessary which could have an impact on net realizable values. The majority of the Company’s current inventory is intended for use to build finished products following regulatory clearance. Finished products do not contain materials that would degrade significantly over the useable life of the device and are considered to have a useable life of over seven years. Existing inventory related to finished devices are planned to be updated to the latest hardware revision and specifically allocated to a limited distribution for field reliability studies and are not slated for general purpose sales. The Company periodically evaluates inventory and makes specific write-offs and provides an allowance for inventory that is considered obsolete due to hardware and or software related changes. If the Company does not receive FDA clearance and/or obtain market acceptance of the MyoVista wavECG, the Company could have further material write-downs of inventory due to obsolescence in excess of the amount currently reserved.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

HeartSciences Inc.

Southlake, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of HeartSciences Inc. (the “Company”) as of April 30, 2025 and 2024, the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended April 30, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2025, in conformity with U.S. generally accepted accounting principles.

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

Irvine, California

July 24, 2025

HEARTSCIENCES INC.

Balance Sheets

	April 30,
	2025	2024

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,098,098	$5,807,648
Accounts receivable	4,350	—
Inventory, net	650,267	629,179
Prepaid expenses	87,443	183,704
Other current assets	40,374	40,374
Deferred offering costs	290,925	692,988
Total current assets	2,171,457	7,353,893

Property and equipment, net	63,549	97,991
Intangible assets, net	1,616,277	1,589,246
Right-of-use assets, net	371,626	461,983
TOTAL ASSETS	$4,222,909	$9,503,113

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$318,661	$448,183
Accrued expenses	506,307	398,331
Accrued interest expense	177,628	268,813
Operating lease liabilities, current portion	119,518	102,293
Notes payable	2,551,170	500,000
Other current liabilities	29,927	34,147
Total current liabilities	3,703,211	1,751,767

LONG-TERM LIABILITIES
Operating lease liabilities, long-term portion	314,527	434,045
Total long-term liabilities	314,527	434,045
TOTAL LIABILITIES	4,017,738	2,185,812

COMMITMENTS AND CONTINGENCIES (NOTE 2, 4-6, and 8)
STOCKHOLDERS EQUITY
Series A, B, and C convertible preferred stock, $0.001 par value, 20,000,000 shares authorized and 620,000 designated; 380,440 shares issued and outstanding as of April 30, 2025 and 2024.	380	380
Common Stock, $0.001 par value, 500,000,000 shares authorized; 1,119,107 shares issued and outstanding as of April 30, 2025 and 676,598 shares issued and outstanding as of April 30, 2024.	1,119	677
Additional paid-in capital	76,331,307	74,678,650
Accumulated deficit	(76,127,635)	(67,362,406)
TOTAL STOCKHOLDERS EQUITY	205,171	7,317,301
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$4,222,909	$9,503,113

The accompanying notes are an integral part of these financial statements.

HEARTSCIENCES INC.

Statements of Operations

	Year ended April 30,
	2025	2024

Revenue	$4,350	$18,600

Cost of sales	1,880	6,081

Gross margin	2,470	12,519

Operating expenses:
Research and development	4,386,105	2,878,554
Selling, general and administrative	3,968,936	3,439,735
Total operating expenses	8,355,041	6,318,289

Loss from operations	(8,352,571)	(6,305,770)

Other income (expense)
Interest expense	(500,453)	(354,080)
Other income	87,795	54,642
Total other expense	(412,658)	(299,438)

Net loss	$(8,765,229)	$(6,605,208)

Net loss per share, basic and diluted	$(9.34)	$(18.74)

Weighted average common shares outstanding, basic and diluted	938,257	352,520

The accompanying notes are an integral part of these financial statements.

HEARTSCIENCES INC.

Statements of Stockholders’ Equity

for the Year ended April 30, 2025

	Series C Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCE AT APRIL 30, 2024	380,440	$380	676,598	$677	$74,678,650	$(67,362,406)	$7,317,301

Sale of Common Stock, net of fees	—	—	321,096	321	1,147,257	—	1,147,578

Common Stock issued resulting from Reverse Stock Split	—	—	94,461	94	(94)	—	—

Issuance of Common Stock upon conversion of debt	—	—	26,952	27	84,973	—	85,000

Warrants issued to non-employees	—	—	—	—	170,637	—	170,637

Stock based compensation - management and other employees	—	—	—	—	249,884	—	249,884

Net loss	—	—	—	—	—	(8,765,229)	(8,765,229)

BALANCE AT APRIL 30, 2025	380,440	$380	1,119,107	$1,119	$76,331,307	$(76,127,635)	$205,171

The accompanying notes are an integral part of these financial statements.

HEARTSCIENCES INC.

Statements of Stockholders’ Equity

for the Year ended April 30, 2024

	Series C Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCE AT APRIL 30, 2023	380,871	$381	101,332	$101	$60,987,273	$(60,757,198)	$230,557

Sale of Common Stock, net of fees	—	—	457,797	458	10,299,555	—	10,300,013

Issuance of Common Stock upon conversion of debt	—	—	67,813	68	1,022,782	—	1,022,850

Issuance of Common Stock for acquired assets	—	—	48,549	49	1,528,382	—	1,528,431

Issuance of Common Stock for consulting services	—	—	1,087	1	99,999	—	100,000

Issuance of Common Stock upon conversion of Series C Convertible Preferred Stock	(431)	(1)	20	—	1	—	-

Warrants issued to non-employees	—	—	—	—	335,633	—	335,633

Stock based compensation - management and other employees	—	—	—	—	405,025		405,025

Net loss	—	—	—	—	—	(6,605,208)	(6,605,208)

BALANCE AT APRIL 30, 2024	380,440	$380	676,598	$677	$74,678,650	$(67,362,406)	$7,317,301

The accompanying notes are an integral part of these financial statements.

HEARTSCIENCES INC.

Statements of Cash Flows

	Year ended April 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,765,229)	$(6,605,208)
Adjustments to reconcile net loss to net cash used in operating activities

Depreciation	37,599	27,892
Amortization of debt discounts and deferred financing costs	285,870	103,595
Amortization - Right-of-use assets, operating lease	90,357	67,241
Stock-based compensation	249,884	405,025
Warrants issued to non-employees	170,637	335,633
Issuance of Common Stock for consulting services	—	100,000

Changes in current assets and liabilities:
Accounts receivable	(4,350)	—
Inventory	(21,088)	47,180
Prepaid and other current assets	357,507	236,932
Deferred offering costs	402,063	(517,067)
Accounts payable	(129,522)	(183,186)
Accrued liabilities	16,791	(58,690)
Other current liabilities	(1,220)	—
Lease liability, operating lease	(102,293)	(29,532)
Net cash used in operating activities	(7,412,994)	(6,070,185)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,157)	(64,455)
Acquisition of intellectual property - intangibles	(27,031)	(60,816)
Net cash used in investing activities	(30,188)	(125,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock, net of fees	1,147,578	10,300,013
Proceeds from shareholder note, net	—	334,249
Proceeds from Streeterville note, net	1,850,300	—
Principal repayments of operating lease obligations	(264,246)	(291,625)
Net cash provided by investing activities	2,733,632	10,342,637

Net change in cash and cash equivalents during the year	(4,709,550)	4,147,181
Cash and cash equivalents, beginning of year	5,807,648	1,660,467
Cash and cash equivalents, end of year	$1,098,098	$5,807,648

The accompanying notes are an integral part of these financial statements.

HEARTSCIENCES INC.

	Year ended April 30,
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:	2025	2024
Issuance of Common Stock resulting from the Reverse Stock Split	$94	$—
Issuance of Common Stock for Series C Preferred Stock conversions	$—	$2
Issuance of Common Stock for note exchanges	$85,000	$1,022,850
Issuance of Common Stock as consideration for acquired intangible assets	$—	$1,528,431
Financed insurance premiums	$261,246	$277,176

The accompanying notes are an integral part of these financial statements.

HEARTSCIENCES INC.

Note 1 – Organization and Operations

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

HeartSciences’ focus is on applying AI-based technology to an electrocardiograph (“ECG”) device, to expand and improve an ECG's clinical usefulness. The Company's objective is to make an ECG a far more valuable cardiac screening tool by expanding its clinical capability to detect a broader range of cardiac indications through the development of AI-based ECG cardiovascular algorithms (“AI-ECG”). The Company is seeking to provide AI-ECG solutions in any care setting worldwide in a manner that best suits different providers, either via one of the millions of ECG’s currently in clinical use or via its proprietary MyoVista wavECG device. The MyoVista wavECG, is a resting 12-lead ECG that will incorporate HeartSciences’ proprietary AI-ECG algorithm designed to provide diagnostic information related to cardiac dysfunction as well as conventional ECG information in the same test. Additionally, the Company is developing a cloud-based platform to provide access to AI-ECG algorithms, both HeartSciences developed and third-party algorithms, (the “MyoVista Insights Cloud Platform”). In the future, the Company intends to deliver a range of AI-ECG algorithms for each product. The Company is preparing to seek U.S. Food and Drug Administration (“FDA”) submissions.

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

The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. As of April 30, 2025, the Company had an accumulated deficit of $76.1 million. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

In March 2023, the Company entered into a purchase agreement and a registration rights agreement with an institutional investor, providing for the sale, from time to time at the discretion of the Company, of up to $15.0 million of the Company’s Common Stock, over the thirty-six (36) month term of the purchase agreement (the “Equity Line”). From inception through April 30, 2025, the Company has issued and sold an aggregate 253,617 shares of Common Stock, including 1,625 commitment shares, under the Equity Line and received proceeds of approximately $2.2 million (see Note 5). There was approximately $12.8 million available for issuance under the Equity Line as of the financial statement issuance date.

In September 2023, the Company entered into an Equity Distribution Agreement (“EDA”) with an institutional investor, pursuant to which the Company may offer and sell an aggregate of up to $3.25 million of its shares of Common Stock in at-the-market offerings (“ATM Facility”). In November 2023, the EDA was further amended increasing the aggregate amount of Common Stock that may be sold under the ATM Facility from $3.25 million to up to $15.0 million. The Company is eligible to sell up to approximately $11.0 million worth of shares of Common Stock as the aggregate market value of the Company's shares of Common Stock eligible for sale under the EDA is subject to limitations of General Instruction I.B.6 of Form S-3 until such time that the Company's public float equals or exceeds $75.0 million. In the event the aggregate market value of the Company’s outstanding Common Stock held by non-affiliates equals or exceeds $75.0 million, then the one-third limitation on sales set forth in General Instruction I.B.6 of Form S-3 shall not apply to additional sales made pursuant to the EDA. From inception through April 30, 2025, the Company has issued and sold an aggregate 530,057 shares of Common Stock and received net proceeds of approximately $9.8 million, after banker fees, legal fees and other costs (see Note 5). There was approximately $0.8 million available for issuance under the ATM Facility as of the financial statement issuance date.

On March 10, 2025, the Company commenced an offering on a "best efforts" basis for a maximum of up to 4,285,714 Units. Each Unit (each a "Unit" and collectively the “Units”) consists of one (1) share of Series D Convertible Preferred Stock, par value $0.001 per share (the “Series D Preferred Stock”), and one (1) warrant the (“Warrants”), each to purchase one (1) share of the Company's Common Stock. The Units will be sold at an offering price of $3.50 per Unit, for a maximum offering amount of $15.0 million worth of units. Each Warrant will be exercisable at a price of $5.00 for one (1) share of the Company’s Common Stock, subject to customary adjustment. The Warrants are exercisable at any time from the date of issuance through the third anniversary from the date of issuance, unless earlier redeemed. The Company did not receive any proceeds from this offering during the year ended April 30, 2025. Subsequent to April 30, 2025, the Company raised gross proceeds of approximately $3.1 million (see Note 10).

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of April 30, 2025 the Company had $1.1 million held as cash equivalents and as of April 30, 2024 there were $5.8 million held as cash equivalents. The fair value of cash and cash equivalents approximates carrying value. At times, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation (“FDIC”).

Inventory

All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis. The following is a summary of the Company’s inventories at April 30, 2025 and April 30, 2024:

	April 30,	April 30,
	2025	2024
Raw materials	$322,996	$322,996
Sub-assemblies	347,036	347,436
Work in progress	21,741	21,741
Finished goods	44,069	22,581
Reserve for obsolescence	(85,575)	(85,575)
Total Inventory	$650,267	$629,179

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

The following is a summary of the Company's property and equipment at April 30, 2025 and 2024:

	April 30,	April 30,
	2025	2024
Equipment	$465,532	$462,375
Furniture & fixtures	102,563	102,563
Leasehold improvements	32,812	32,812
Total	600,907	597,750
Less: Accumulated depreciation	(537,358)	(499,759)
Property and equipment, net	$63,549	$97,991

Depreciation expense for the years ended April 30, 2025 and 2024, was $37,599 and $27,892, respectively.

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

As of April 30, 2025 and April 30, 2024, $290,925 and $692,988 of deferred offering costs were capitalized on the balance sheet, respectively.

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

For stock options issued to employees and non-employees, the fair value of stock-based awards is recognized as compensation expense over the requisite service period, which is defined as the period during which they are required to provide service in exchange for an award. The Company uses a straight-line attribution method for all grants that include only a service condition. The Company accounts for forfeitures when they occur. Stock-based compensation expense recognized in the financial statements is reduced by actual awards forfeited.

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

As of April 30, 2025 and April 30, 2024, the Company did not have any contract assets or liabilities from contracts with customers and there were no remaining performance obligations that the Company had not satisfied.

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

Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of April 30, 2025 and April 30, 2024.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws.

The Company is subject to income taxes in the U.S. federal jurisdiction and franchise taxes in the State of Texas. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Generally, the Company is no longer subject to income tax examinations by major taxing authorities for years ended on or before April 30, 2021.

Segments

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in deciding resource allocation and assessing performance. The Company has determined that its CODM is its Chief Executive Officer. The Company's CODM reviews financial information presented for the purpose of making decisions, allocating resources and evaluating performance. Consequently, the Company has determined it operates in one operating and reportable segment.

Recent Accounting Standards

In December 2023, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company’s annual periods beginning January 1, 2025, with early adoption permitted. The Company does not expect that the standard will have a significant impact on its financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03 (updated ASU 2025-01 issued in January 2025), "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", which requires the disaggregation of certain expense captions into specified categories in disclosures within the notes to the financial statements to provide enhanced transparency into the expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting ASU 2024-03.

In November 2023, the FASB issued ASU 2023-07 – "Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures", which improves segment disclosure requirements, primarily through enhanced disclosure requirements for significant segment expenses. The improved disclosure requirements apply to all public entities that are required to report segment information, including those with only one reportable segment. The guidance in this update is effective for fiscal years beginning after December 15, 2023, and interim periods after December 15, 2024. The Company adopted the guidance in the fiscal year beginning May 1, 2024, which adoption only impacted the Company's segment reporting disclosures. See Note 9, for disclosures related to the adoption of ASU 2023-07.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains its cash with high-credit quality financial institutions. At April 30, 2025 and April 30, 2024, the Company had cash balances in excess of federally insured limits of $848,000 and $5.6 million, respectively. The Company does not anticipate non-performance by its financial institution.

Note 4 – Debt

Debt consists of the following:

	April 30,	April 30,
	2025	2024
FRV Note	$500,000	$500,000
Streeterville Note	$2,051,170	—
Less: current maturities	(2,551,170)	(500,000)
Notes payable, long-term	$—	$—

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

On August 19, 2024, the Company and FRV entered into Amendment No. 6 to the Loan and Security Agreement to further extend the maturity date of the FRV Note to September 30, 2025 and pay the outstanding accrued interest as follows: (i) a payment of all accrued interest outstanding within five (5) business days of execution of the agreement; (ii) a payment of accrued interest on September 30, 2024 and (iii) thereafter all accrued interest due shall be payable at maturity. The Company may elect to repay all or any part of the FRV Note, as amended, in its sole discretion at any time prior to the extended maturity date, provided such repayment shall not be less than $50,000 and shall first be applied to accrued interest and thereafter to outstanding principal. During the year ended April 30, 2025, the Company paid approximately $305,000 in accrued interest to FRV.

As of April 30, 2025 and April 30, 2024, accrued interest was approximately $35,000 and $269,000, respectively, and is included in accrued interest expense in the accompanying condensed balance sheets.

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

The Streeterville Note bears interest at the rate of 8.5% per annum and matures in March 2026. From time to time, beginning six months after issuance, Streeterville may redeem a portion of the Streeterville Note, not to exceed $270,000 per month. In the event the Company has not reduced the outstanding balance under the Streeterville Note by at least $900,000 by the 12-month anniversary following the issuance date, then the outstanding balance at such time will automatically increase by 5%. Subject to terms and conditions set forth in the Streeterville Note, the Company may prepay all or any portion of the outstanding balance of the Streeterville Note at any time.

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

The OID and deferred financing costs pursuant to the Streeterville Note are being amortized over the life of the note as a non-cash interest expense. During the year ended April 30, 2025, the Company recorded amortization of approximately $286,000 of the debt discount and as of April 30, 2025, the unamortized debt discount was $374,000.

In March and April 2025, the Company entered into exchange agreements with Streeterville, pursuant to which Streeterville exchanged $85,000 in aggregate principal owed under the Streeterville Note for 26,952 shares of the Company's Common Stock. The issuance of the shares was made pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act (Note 5).

As of April 30, 2025, accrued interest was approximately $143,000, and is included in accrued interest expense in the accompanying condensed balance sheets.

MSW Note

On September 6, 2023, the Company entered into the MSW Note with Matthews Holdings Southwest, Inc., (the “Lender”). The MSW Note provided for an unsecured drawdown loan of up to $1.0 million, drawn in installments consisting of (i) $250,000 on or prior to September 8, 2023, (ii) $250,000 on or prior to September 20, 2023, and (iii) further draw downs of up to $500,000 in such amounts and such times to be mutually agreed upon between the Company and Lender.

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

Note 5 – Stockholders’ Equity

Preferred Stock

The Company authorized 20,000,000 shares of preferred stock, par value $0.001 per share (“Preferred Stock”), of which 10,000 shares have been designated as Series A Convertible Preferred Stock (“Series A Preferred Stock”), 10,000 shares have been designated as Series B Convertible Preferred Stock (“Series B Preferred Stock”), and 600,000 shares have been designated as Series C Preferred Stock with a liquidation preference to Common Stock. During the year ended April 30, 2025 and 2024, there were no issuances of Preferred Stock by the Company.

On March 10, 2025, the Company entered into a selling agency agreement (the “Placement Agent Agreement”) with Digital offering LLC (“Digital Offering”) to act as sole placement agent (the “Placement Agent”) on a “best efforts” offering of up to 4,285,714 Units, with each Unit consisting of (a) one share of the Company's Series D Convertible Preferred Stock (the “Series D Preferred Stock”) and (b) one warrant to purchase one share of the

Company's Common Stock, $0.001 par value, for a total of 4,285,714 shares of the Company's Series D Preferred Stock and warrants to purchase up to an aggregate of 4,285,714 shares of Common Stock (collectively, the “Offering”), pursuant to certain subscription agreements with certain investors, upon which each investor must complete a Subscription Agreement and submit the applicable subscription price as set forth therein. The offering price is $3.50 per Unit, for a maximum offering amount of $15.0 million worth of Units. Each warrant is exercisable at any time from the date of issuance through the third anniversary from the date of issuance, unless earlier redeemed and is exercisable to purchase one share of Common Stock at $5.00 per share, subject to customary adjustment.

Pursuant to the Placement Agent Agreement, the Placement Agent will be entitled to receive from each closing of the Offering (i) a cash fee of 7% of the gross proceeds received by the Company from such closing, (ii) warrants (the “Agent Unit Warrants”) to purchase 3% of the total number of Units sold by the Company at such closing (the “Agent Units”) at an exercise price of $4.375 per Agent Unit Warrant, with each Agent Unit consisting of one share of Series D Preferred Stock (the “Agent Preferred Shares”) and one Warrant (the “Agent Warrants” and the shares of Common Stock underlying such Agent Warrants, the “Agent Warrant Shares”), and (iii) reimbursement of certain of its out-of-pocket expenses. Digital Offering is acting on a “reasonable best efforts” basis, in connection with the Offering and is under no obligation to purchase any of the Units or arrange for the sale of any specific number or dollar amount of shares of the Units.

On February 10, 2025, in connection with the Series D Preferred Stock Offering, the Company’s Board of Directors adopted a Certificate of Designations of Series D Preferred Stock, which was filed with the Secretary of State of the State of Texas (the “TX Secretary”) on May 21, 2025, to create, out of the Company’s authorized but unissued preferred stock, the Series D Preferred Stock (the “Certificates of Designations of Series D Preferred Stock”). On May 28, 2025, the Company was notified by the Texas Secretary, that the Company’s Certificate of Designations was made effective as of the filing date.

Series C Preferred Stock

The Series C Preferred Stock was originally issued at $25.00 per share. An amendment to, or waiver of rights in, the Series C Preferred Stock certificate of designation requires the approval of holders of a majority of the outstanding shares of Series C Preferred Stock and FRV (so long as FRV holds at least 71,000 shares of Series C Preferred Stock). At April 30, 2025 and April 30, 2024, there were 380,440 shares of Series C Preferred Stock outstanding.

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

At April 30, 2025, the outstanding Series C Preferred Stock were convertible into 93,610 shares of Common Stock at a conversion price of $101.57 per share.

Common Stock

The Company’s Certificate of Formation, as amended, authorizes 500,000,000 shares of common stock with a par value of $0.001 per share. As of April 30, 2025 and April 30, 2024 the Company had issued 1,119,107 and 676,598 shares of common stock, respectively.

During the years ended April 30, 2025 and April 30, 2024, the Company issued 442,509 and 575,266 shares of Common Stock, respectively, as set forth in the below table:

Common Stock share issuances in Fiscal 2025	Number of Shares
Issuance of Common Stock under Equity Line	200,239
Issuance of Common Stock under ATM Facility	120,857
Issuance of Common Stock	94,461
Issuance of Common Stock for note exchanges (see Note 4)	26,952
Total Common Stock issued during twelve months ended April 30, 2025	442,509

Common Stock share issuances in Fiscal 2024
Issuance of Common Stock under Equity Line	48,597
Issuance of Common Stock under ATM Facility	409,200
Issuance of Common Stock for note conversions	67,813
Issuance of Common Stock pursuant to the Mount Sinai transaction	48,549
Issuance of Common Stock as payment for consulting services	1,087
Conversion of Series C Preferred Stock to Common Stock	20
Total Common Stock issued during twelve months ended April 30, 2024	575,266

Summary table of Common Stock share transactions:
Balance at April 30, 2023	101,332
Issued in Fiscal 2024	575,266
Balance at April 30, 2024	676,598
Issued in Fiscal 2025	442,509
Balance at April 30, 2025	1,119,107

Common Stock shares issuances in Fiscal 2025

On March 10, 2023, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) providing for the purchase, from time to time at the Company’s discretion, of up to $15.0 million of the Company’s Common Stock, over the thirty-six (36) month term of the purchase agreement. The agreement allows the Company, at its sole discretion, to direct Lincoln Park to purchase shares of Common Stock, subject to limitations in both volume and dollar amount. The purchase price of the shares that may be sold to Lincoln Park under the agreement is the lower of (i) the lowest sale price on the date of purchase, or (ii) the average of the three lowest closing prices in the prior ten business days. Concurrently with the purchase agreement, the Company entered into a registration rights agreement, pursuant to which the Company filed a registration statement on Form S-1 with the SEC on March 22, 2023. This registration statement was declared effective on April 10, 2023. At the annual shareholder meeting held on January 17, 2024, the Company’s shareholders approved the full issuance of shares of Common Stock issuable by the Company pursuant to the Company’s Equity Line, for purposes of complying with Nasdaq Listing Rule 5635(d). The Company filed a registration statement on Form S-1 with the SEC on March 5, 2024 and the registration statement was declared effective on March 13, 2024. During the year ended April 30, 2025, the Company issued 200,239 shares of Common Stock under the Equity Line, including the remaining 625 commitment shares, receiving approximately $674,000 in gross proceeds.

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

During the year ended April 30, 2025, the Company issued 120,857 shares of Common Stock under the ATM Facility, receiving net proceeds of approximately $551,000, after Maxim fees, legal fees and other costs, respectively.

During the year ended April 30, 2025, the Company issued 94,461 shares of Common Stock to shareholders to account for fractional shares rounded up to the next highest whole share as a result of the Reverse Stock Split.

During the year ended April 30, 2025, the Company exchanged $85,000 in aggregate principal of its Streeterville Note for 26,952 shares of the Company's Common Stock. The issuance of the shares was made pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act.

Common Stock shares issuances in Fiscal 2024

During the year ended April 30, 2024, the Company issued 48,597 shares of Common Stock, receiving approximately $1.1 million in gross proceeds.

During the years ended April 30, 2024, the Company issued 409,200 shares of Common Stock under the ATM Facility, receiving net proceeds of approximately $9.2 million, after Maxim fees, legal fees and other costs.

During the year ended April 30, 2024, the Company entered into note conversion agreements with John Q. Adams and Matthews Holdings Southwest, Inc. to convert a principal balance of $500,000 and a principal and accrued interest balance of $585,006, respectively, into an aggregate amount of 67,813 shares of Common Stock as consideration.

During the year ended April 30, 2024, the Company issued 48,549 shares of Common Stock as consideration for certain license agreements with Icahn School of Medicine at Mount Sinai (“Mount Sinai”) as discussed in Note 8.

During the year ended April 30, 2024, the Company issued 1,087 shares of Common Stock as consideration for consulting services.

The holders of Common Stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the board of directors, subject to the rights of holders of Preferred Stock outstanding. No dividends were declared as of the years ended April 30, 2025 and 2024.

Common Stock Warrants

The Company has issued warrants to investors in connection with funding or for services rendered and these warrants are convertible into a fixed number of shares of the Company’s common stock for a period of 5 years from the date of issuance.

The following is a summary of warrant activity during the years ended April 30, 2025 and 2024:

	Warrants Outstanding and Exercisable	Exercise Price Per Share	Weighted Average Strike Price per Share
Balance, April 30, 2023	25,943	$0.001-$1,518.00	$373.00
Issued	30,799	$1.00-$73.00	$24.00
Forfeited	(187)	$347.00-$1,518.00	$545.00
Balance, April 30, 2024	56,555	$0.001-$825.00	$182.00
Issued	64,500	$3.35-$5.15	$3.49
Balance, April 30, 2025	121,055	$0.001-$825	$86.84

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

In June 2024, the Company issued warrants to purchase up to 2,500 shares of Common Stock, at an exercise price of $5.15 per share, to consultants of the Company as consideration for services rendered to the Company.

In February 2025, the Company issued warrants to purchase up to 12,000 shares of Common Stock, at exercise prices ranging from $3.45 to $3.81 per share, to consultants of the Company as consideration for services rendered to the Company.

In April 2025, the Company issued warrants to purchase up to 50,000 shares of Common Stock, at an exercise price of $3.35 per share, to consultants of the Company as consideration for services rendered to the Company.

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

During the year ended April 30, 2025 and 2024, the Company granted 155,000 and 8,000 shares of time-based stock option awards to employees, non-employee directors, and consultants under the Equity Incentive Plan.

The following table summarizes the Company's time-based stock options:

	Number of Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Outstanding - April 30, 2023	11,935	$329.00	8.6
Options granted	8,000	$12.00	9.9
Options forfeited	(1,276)	$1,323.00	—
Outstanding - April 30, 2024	18,659	$121.00	8.9
Options granted	155,000	$3.35	10.0
Outstanding - April 30, 2025	173,659	$17.00	9.5

Non-vested at April 30, 2025	151,424	$5.00	9.7
Vested at April 30, 2025	22,235	$98.00	8.5

The following summarizes the Company's performance-based stock options:

	Number of Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Outstanding - April 30, 2023	5,813	$517.00	6.8
Options forfeited	(357)	$760.00	—
Outstanding - April 30, 2024	5,456	$502.00	5.9
Cancelled	(2,596)	$704.00	—
Options forfeited	(73)	$249.00	—
Outstanding - April 30, 2025	2,787	$320.00	5.1

Non-vested at April 30, 2025	917	$429.00	4.9
Vested at April 30, 2025	1,870	$267.00	5.3

On April 7, 2025, the Company entered into stock option cancellation agreements with certain officers and directors of the Company, to cancel an aggregate of 2,596 performance-based stock options.

As of April 30, 2025, there was approximately $0.2 million of unrecognized compensation costs related to non-vested performance-based common stock options and approximately $0.4 million of unrecognized compensation costs related to non-vested service-based common stock options.

The Company estimates fair values of time-based stock options using the Black-Scholes option-pricing model on grant date. For the years ended April 30, 2025 and 2024, the principal assumptions used in applying this model were as follows:

	April 30, 2025	April 30, 2024
Risk free interest rate	4.39%	4.10%
Volatility	102.9%	85.8%
Weighted average expected term (in years)	5.0	5.0

Note 7 – Income Taxes

The tax effects of temporary differences and carry-forwards that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	April 30,	April 30,
	2025	2024
Deferred tax assets (liabilities):

Net operating loss carryforwards	$11,774,383	$11,378,409
Start-up costs	942,837	833,918
Stock option and warrant payments	746,681	694,206
Accumulated depreciation	729,230	(3,339)
Research and development credits	816,075	255,600
Research and development warrants	21,488	21,488
Total deferred tax assets, net	15,030,694	13,180,282
Valuation Allowance	(15,030,694)	(13,180,282)
Net Deferred Tax Assets	$—	$—

For the years ended April 30, 2025 and April 30, 2024, the Company’s cumulative net operating loss for federal income tax purposes was approximately $56 million and $52 million, respectively. The net operating loss, subject to limitations, may be available in future tax years to offset taxable income. The net operating loss carry-forward will begin to expire in year 2028.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and therefore, a full valuation allowance has been recorded at April 30, 2025 and April 30, 2024, respectively.

Note 8 – Commitments and Contingencies

Operating Leases

The Company has a long-term operating lease for office, industrial, and laboratory space which was entered into in May 2017. On September 27, 2022, the Company entered into the First Amendment to Lease (the “Lease Amendment”), which amended the Lease Agreement to document the exercise of its option to extend the term of the lease for an additional 64 months, commencing February 1, 2023, and expiring on May 31, 2028 (the “Extension Term”). Pursuant to the amendment, the Company will pay initial monthly payments of $13,129, beginning February 2023, subject to 3% annual increases. Rent expense for the years ended April 30, 2025 and 2024 were $203,459 and 187,517, respectively.

The Company records right-of-use assets and liabilities at the present value of the fixed lease payments over the term at the commencement date. The Company uses its incremental borrowing rate of 12% to determine the present value of the lease as the rate implicit in the lease is typically not readily available.

Information related to the Company’s right-of-use assets and lease liabilities consist of the following:

April 30,
2025
Right-of-use assets	$371,626

Lease liabilities, current	119,518
Lease liabilities, net of current portion	314,527
Total lease liabilities	$434,045

Weighted average remaining term (in years)	3.1
Weighted average discount rate	12%

As of April 30, 2025, future maturities of lease liabilities due under lease agreements for future fiscal years are as follows:

April 30, 2026	165,190
April 30, 2027	169,307
April 30, 2028	173,559
April 30, 2029	14,493
Total lease payments	522,549
Less imputed interest	(88,504)
Total operating lease liabilities	$434,045

Litigation

From time to time, Management may be subject to legal proceedings and claims that arise in the ordinary course of business. The Company does not believe that the outcome of those matters will have a material adverse effect to the financial position, operating results or cash flows. However, there can be no assurance such legal proceedings will not have a material impact.

Management is not aware of any material claims outstanding or pending against the Company as April 30, 2025.

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

Mount Sinai Collaboration Agreement

On September 20, 2023, the Company entered into multiple definitive license agreements (each a “License Agreement” and collectively, the “License Agreements”) and a securities purchase agreement with Mount Sinai to commercialize a range of AI cardiovascular algorithms developed by Mount Sinai as well as a memorandum of understanding for ongoing cooperation encompassing de-identified data access, on-going research, and the evaluation of the MyoVista wavECG. The License Agreements, of which there are eleven in total, cover rights to thirteen AI cardiovascular algorithms, two data science methods for use with ECG waveforms and three filed patents.

On November 15, 2023, the Company closed the transaction with Mount Sinai and issued to Mount Sinai shares of Common Stock and warrants to purchase shares of Common Stock of the Company as consideration (“MTS Securities”) (as discussed in Note 5).

Note 9 - Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the CODM in deciding how to allocate resources and in assessing performance. The Company has determined that its CODM is its Chief Executive Officer.

Management and the CODM view the Company’s operations and manage its business in one operating segment, which is the business of identifying, developing and commercializing products and AI-ECG solutions in the cardiovascular diagnostic technology field. The CODM uses operating expenses to measure performance against progress in its clinical trials and its product development. The Company's CODM reviews and evaluates the total net loss for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods.

The following table summarizes the segment's financial information including the Company's significant segment expenses:

	April 30,	April 30,
	2025	2024

Gross Margin	$2,470	$12,519
Segment operating expenses:
Clinical and regulatory	756,189	721,428
Research and development	3,456,312	1,994,173
Sales and marketing	350,167	539,682
Operations	173,604	162,953
General and administrative	3,618,769	2,900,053
Loss from operations	(8,352,571)	(6,305,770)
Interest expense	500,453	354,080
Other income	(87,795)	(54,642)
Total other expense	412,658	299,438
Net loss	$(8,765,229)	$(6,605,208)

Note 10 - Subsequent Events

Management has evaluated subsequent events after the balance sheet date of April 30, 2025 through the date of filing.

Subsequent to April 30, 2025, the Company entered in multiple exchange agreements with Streeterville, pursuant to which Streeterville exchanged $870,000 in aggregate principal owed under the Streeterville Note, for 231,787 shares of the Company's Common Stock. The issuance of the shares was made pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act. In addition, the Company repaid in cash $100,000 in principal on the Streeterville note.

Subsequent to April 30, 2025, the Company issued 887,452 Units consisting of shares of Series D Preferred Stock and warrants to purchase shares of Common Stock for gross proceeds of approximately $3.1 million. As of the date of this filing, no Agent Units have been issued. Subsequent to April 30, 2025, 583,386 shares of Series D Preferred Stock converted into 583,386 shares of the Company's Common Stock.

In May 2025, the Company granted 4,000 stock options to consultants of the Company under the Equity Incentive Plan.

On July 9, 2025, the Company’s Board of Directors approved an amendment to the Company’s 2023 Equity Incentive Plan, to increase the maximum aggregate number of shares of the Company’s Common Stock, $0.001 par value per share, that may be issued under the Equity Incentive Plan to 1,000,000 shares of Common Stock (the “Plan Shares Increase Amendment”). The Plan Shares Increase Amendment shall be considered and voted upon the shareholders of the Company at the Company’s next annual meeting of shareholders.

On July 9, 2025, the Compensation Committee of the Board (the “Compensation Committee”) amended existing cash bonus payment criteria and granted restricted stock unit awards to the Company’s executive officers. The restricted stock unit awards were issued pursuant to the Plan. Andrew Simpson, the Company’s Chief Executive Officer and Chairman of the Board of Directors, received 68,750 restricted stock units of the Company (the “RSUs”), and Mark Hilz, the Company’s Chief Operating Officer, Secretary and Director, received 56,250 RSUs. The RSUs shall vest immediately upon the earlier of (i) FDA clearance of the Company’s MyoVista Device (including AI algorithm) or (ii) the MyoVista Insights platform together with first AI algorithm. The RSUs shall also vest upon a Change of Control (as defined in each respective officer’s employment agreement).

On July 9, 2025, the Compensation Committee approved an award of stock options (the “Options”) to purchase shares of common stock to the Company’s executive officers as follows: 275,000 Options to Andrew Simpson, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors, 225,000 Options to Mark

Hilz, the Company’s Chief Operating Officer, Secretary and Director, and 25,000 Options to Danielle Watson, the Company’s Chief Financial Officer and Treasurer. Such Options were issued pursuant to the Plan, have an exercise price of $4.37 per share and will vest over three years, with one-third of the respective Options vesting on July 9, 2026 and the remaining two-thirds vesting in eight equal installments thereafter beginning on October 9, 2026 and on each subsequent three-month anniversary of such date. The vesting of these Options would accelerate upon the earlier of (i) FDA clearance of the Company’s MyoVista Device (including AI algorithm) or (ii) the MyoVista Insights platform together with first AI algorithm. These Options were awarded pursuant to the form of the Company’s Incentive Stock Option Agreement.

On July 9, 2025, the Compensation Committee also approved an award of 25,000 stock options (the “Director Options”) to purchase shares of common stock to each of the Company’s non-employee directors, Brian Szymczak, Bruce Brent and David R. Wells. The Director Options were issued pursuant to the Plan, have an exercise price of $4.37 per share, will vest as follows: one-fourth of the respective Director Options vested on October 9, 2025 and the remaining Director Options will vest in three equal installments thereafter on each subsequent three-month anniversary of such date.

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

As required under Exchange Act Rule 3a-15(f) and 15d-15(f), our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), after evaluating the effectiveness of disclosure controls and procedures, determined that the Company's disclosure controls and procedures were not effective as of April 30, 2025, due to the material weaknesses in internal control over financial reporting described below.

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

Based on our management’s assessment, our management has concluded that our internal control over financial reporting was not effective as of April 30, 2025 due to the material weaknesses that existed in our internal controls. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment of our internal control over financial reporting as of April 30, 2025, the following material weaknesses existed as of that date, specifically relating to the following control activities: (i) lack of proper approval processes and review processes and documentation for such reviews; (ii) we did not maintain sufficient U.S. GAAP and SEC accounting resources commensurate with those required of a public company; and (iii) insufficient number of staff to maintain optimal segregation of duties and levels of oversight.

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

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

We have taken and continue to take remedial steps to improve our internal controls over financial reporting, which includes designing and implementing effective processes and controls over significant accounts and disclosure, and the preparation of account reconciliations and review of journal entries. Our Chief Financial Officer frequently attends continuing education for updates on accounting policies and procedures. We cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. Management is monitoring the effectiveness of these and other processes, procedures and controls and will make any further changes deemed appropriate. We are committed to ensuring that our internal controls over financial reporting are designed and operating effectively. Management believes the foregoing actions will effectively remediate the material weaknesses, however, our material weaknesses will not be considered remediated until controls are in place for a period of time, the controls are tested, and management concludes that the controls are properly designed and operating effectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal year ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Insider Trading Policy

We have adopted an Insider Trading Policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations and Nasdaq listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to our Annual Report on Form 10-K for the fiscal year ended April 30, 2025. In addition, with regard to our trading in its own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements.

Director and Executive Officer Adoption, Modification or Termination of 10b5-1 Plans in Fiscal Year Ended April 30, 2025

Our Section 16 officers and directors may enter into plans or arrangements for the purchase or sale of our securities that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. Such plans and arrangements must comply in all respects with our insider trading policies, including our policy governing entry into and operation of 10b5-1 plans and arrangements.

During the fiscal year ended April 30, 2025, the following Section 16 officers adopted Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K of the Exchange Act). All plans adopted covered only sales of our Common Stock. No plans were modified or terminated during such period.

Name and Title of Director or Section 16 Officer	Date of Adoption, Modification, or Termination	Duration of the Plan	Aggregate Number of Shares of Common Stock that may be Purchased or Sold under the Plan
Mark Hilz, Chief Operating Officer, Secretary and Director	Adopted 3/18/2025	Ends 7/30/2025	4,416 shares of Common Stock to be sold

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

“UK” means the United Kingdom.

Terms Used for Medical and Medical Device Related Purposes

“AI” means artificial intelligence.

“Aortic stenosis” means narrowing of the valve between the heart’s main pumping chamber and the body’s main artery.

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

“Ejection Fraction” means percentage of fluid pumped out of the ventricle during the systolic phase of the cardiac cycle.

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

“Certificate of Designations of Series D Preferred Stock” means our Certificate of Designations, Number, Voting Power, Preferences and Rights of Series D Convertible Preferred Stock of Heart Test Laboratories, Inc., as filed with the Secretary of State of the State of Texas on May 21, 2025.

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

“Series D Preferred Stock” means our Series D convertible preferred stock, par value $0.001 per share.

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

The following table sets forth certain information regarding our executive officers and directors of the Company:

Board of Directors and Executive Officers

Name	Age	Position
Andrew Simpson	57	President, Chief Executive Officer and Chairman of the Board of Directors
Mark Hilz	67	Chief Operating Officer, Secretary and Director
Danielle Watson	43	Chief Financial Officer and Treasurer
Bruce Bent*	69	Director
David R. Wells*	62	Director
Brian Szymczak*	52	Director

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

Brian Szymczak — Director

Since 2014, Brian Szymczak, has served as a director of our Company. Mr. Szymczak is currently the principal of The Law Office of Brian Szymczak PLLC where he specializes in providing legal counsel to medical technology clients. Mr. Szymczak previously led the legal and compliance functions for Apollo Endosurgery, Inc., referred to in this section as Apollo, in Austin, Texas where he served as Vice President of Legal and Compliance until Apollo's acquisition in 2023 by Boston Scientific. In this role, Mr. Szymczak managed legal disputes and litigation matters and provided general legal counsel to the company’s leadership, sales, operations, R&D, and human resources groups. Prior to working at Apollo, from 2006 to 2014, Mr. Szymczak served in various roles including as Associate General Counsel and Director of Legal Affairs for a medical device manufacturer and from, 1999 to 2006, worked as an associate at the law firm of Baker Botts, LLP where he counseled clients on patent and other intellectual property matters in a variety of industries. Mr. Szymczak is a 1999 graduate of Duke University School of Law and holds a Bachelor of Science in Mechanical Engineering from Texas A&M University.

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

Board Meetings and Attendance

During Fiscal 2025, our Board of Directors held six meetings and also took action by written consent on ten occasions. During Fiscal 2025, each of our current directors attended at least 75% of all Board meetings and the meeting of the committees on which they served (during the period for which they served).

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act, requires directors, officers and beneficial owners of more than 10% of our common stock (a “10% Stockholder”) to file reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on a review of those reports, all Section 16 reporting persons timely complied with all applicable Section 16(a) filing requirements during Fiscal 2025.

Policy Regarding Attendance at Annual Meetings of Stockholders

We do not have a policy with regard to board members’ attendance at annual meetings. We expect that our Chairman and one or more of the other directors will attend our annual meeting or stockholders or at any adjournment or postponement thereof.

Item 11. Executive Compensation.

2025 Summary Compensation Table

The following table sets forth summary compensation information for our named executive officers consisting of: our President, Chief Executive Officer and Chairman of the Board of Directors, our Chief Operating Officer and Secretary, and our Chief Financial Officer and Treasurer (collectively, “named executive officers”). We had no other executive officers during Fiscal 2025 and Fiscal 2024. The following table includes all compensation earned by the named executive officers for the respective period, regardless of whether such amounts were actually paid during the period

Name and Position	Fiscal Years	Salary($)	Bonus ($)	Option Awards($)(1)	Total($)
Andrew Simpson	2025	345,833	65,000	116,341	527,174
President, Chief Executive Officer and Chairman of the Board of Directors	2024	300,000	—	—	300,000
Mark Hilz	2025	337,879	65,000	116,341	519,220
Chief Operating Officer and Secretary	2024	300,000	—	—	300,000
Danielle Watson	2025	203,674	30,000	23,268	256,942
Chief Financial Officer and Treasurer	2024	179,317	—	—	179,317
(1)
Represents the full grant date value of the stock award or option grant, as applicable, calculated in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. Our policy and assumptions made in the valuation of share-based payments are contained in Note 6 Stock-based Compensation to our Fiscal 2025 financial statements. The value of option awards presented in the Summary Compensation Table reflects the grant date fair value of the awards and does not correspond to the actual value that will be recognized by the named executive officers.

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

The Compensation Committee authorized a discretionary cash bonus of $250,000 to Mr. Simpson contingent upon certain performance based criteria and fully vested restricted stock units in the amount of $250,000. The cash bonus is payable within 60-days of the earlier of (i) FDA clearance of MyoVista Device (including AI algorithm) (the “FDA Device Clearance”), (ii) FDA clearance of the MyoVista Insights Cloud Platform together with first AI algorithm (the “FDA Cloud Platform and AI Clearance”), or upon a change of control.

On July 9, 20205 total of 68,750 restricted stock units were granted to Mr. Simpson on July 10, 2025, which will vest immediately upon the earlier of (i) FDA Device Clearance, (ii) FDA Cloud Platform and AI Clearance, or upon a change of control.

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

The Compensation Committee authorized a discretionary cash bonus of $250,000 to Mr. Hilz contingent upon certain performance based criteria and fully vested restricted stock units in the amount of $250,000. The cash bonus is payable within 60-days of the earlier of (i) FDA clearance of MyoVista Device (including AI algorithm) (the “FDA Device Clearance”), (ii) FDA clearance of the MyoVista Insights Cloud Platform together with first AI algorithm (the “FDA Cloud Platform and AI Clearance”), or upon a change of control.

On July 9, 2025, a total of 56,250 restricted stock units were granted to Mr. Hilz, which will vest immediately upon the earlier of (i) FDA Device Clearance, (ii) FDA Cloud Platform and AI Clearance, or upon a change of control.

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

2025 Outstanding Equity Awards at Fiscal Year End

The following table shows outstanding option awards granted to our named executive officers as of April 30, 2025:

	Option Awards				Stock Awards
Name / Grant Date	Number of Securities Underlying Unexercised Options (#) Vested (1)	Number of Securities Underlying Unexercised Options (#) Unvested (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)
Andrew Simpson
May 1, 2016	190	—	1,221	May 1, 2026
September 1, 2019	303	—	129	September 1, 2029
November 6, 2020	265	—	116	November 6, 2030
March 1, 2022	265	—	347	March 1, 2032
March 20, 2023	2,000	1,000	97	March 20, 2033
January 16, 2025	—	45,000	3.33	January 16, 2035
Mark Hilz
May 1, 2016	190	—	1,221	May 1, 2026
September 1, 2019	303	—	129	September 1, 2029
November 6, 2020	265	—	116	November 6, 2030
March 1, 2022	265	—	347	March 1, 2032
March 20, 2023	2,000	1,000	97	March 20, 2033
January 16, 2025	—	45,000	3.33	January 16, 2035
Danielle Watson
February 1, 2022	46	—	347	February 1, 2032
March 1, 2022	46	—	347	March 1, 2032
March 20, 2023	502	248	97	March 20, 2033
January 16, 2025	—	9,000	3.33	January 16, 2035
(1)
Represents options to purchase shares of Common Stock.

Non-Employee Director Compensation

The following table sets forth a summary of compensation for Fiscal 2025 that the we paid to our non-employee director. We do not sponsor a non-equity incentive plan or a non-qualified deferred compensation plan for our directors; therefore, these columns have been omitted from the following table.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Total ($)(3)
Bruce Bent	60,000	15,512	75,512
Brian Szymczak	57,500	15,512	73,012
David R. Wells	57,500	15,512	73,012
(1)
This column represents the amounts paid in cash to each director which was paid or accrued in Fiscal 2025.
(2)
The amounts in this column reflect the aggregate grant date fair value of stock options granted in Fiscal 2025 to each director calculated in accordance with FASB ASC Topic 718. See Note 6 Stock-based Compensation to our financial statements included in this Annual Report on Form 10-K for a discussion of all assumptions made in the calculation of these amounts.
(3)
The dollar value in this column for each director represents the sum of all compensation reflected in the previous columns.

The following table shows outstanding vested and unvested option awards (represented by the number of shares of Common Stock such awards entitle the holder to purchase) held by our directors as of April 30, 2025:

Name	Vested Option Awards	Unvested Option Awards	Total Awards
Bruce Bent	4,019	3,000	7,019
Brian Szymczak	3,716	3,000	6,716
David R. Wells	3,500	3,000	6,500

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

On July 9, 2025, our Board of Directors approved an amendment to the Equity Incentive Plan to increase the maximum aggregate number of shares of our Common Stock that may be issued under the Equity Incentive Plan to 1,000,000 shares of Common Stock (the “Plan Shares Increase Amendment”). The Plan Shares Increase Amendment shall be considered and voted upon the shareholders of the Company at the Company’s next annual meeting of shareholders.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding beneficial ownership of our Common Stock and Series C Preferred Stock as of July 23, 2025 by:

•
each person, or group of affiliated persons, known to us to be the beneficial owner of more than 5% of our outstanding Common Stock or Series C Preferred Stock;
•
each of our directors and executive officers; and
•
all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares of capital stock indicated. Shares of capital stock that are issuable upon (i) the conversion of Series C Preferred Stock or (ii) the exercise of options or warrants exercisable within 60 days after July 23, 2025, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such Series C Preferred Stock, options or warrants, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

We are not controlled by another corporation, by any foreign government or by any natural or legal persons except as set forth herein, and there are no arrangements known to us which would result in a change in control of our Company at a subsequent date. Except as indicated in footnotes to this table, we believe that the shareholders named in this table have sole voting and investment power with respect to all shares shown to be beneficially owned by them, based on information provided to us by such shareholders. Unless otherwise noted below, each beneficial owner’s address is c/o HeartSciences Inc., 550 Reserve Street, Suite 360, Southlake, Texas 76092.

The percentage of beneficial ownership in the table below is based on 1,934,280 shares of our Common Stock, 380,440 shares of Series C Preferred Stock, and 304,066 shares of Series D Preferred Stock outstanding as of July 23, 2025.

	Beneficial Ownership
	Number of Shares (1)		Percentages (2)

Name of Beneficial Owner	Common Stock	Series C Preferred Stock	Common Stock	Series C Preferred Stock	Combined Voting Power (3)
Holders of 5% or more of each class of our securities:
Front Range Ventures, LLC (4)	92,288	148,213	4.6%	39.0%	3.6%

Directors and executive officers:
Andrew Simpson, President, CEO, and Chairman (5)	11,420	6,117	*	*	*
Mark Hilz, Coo & Secretary (6)	9,011	2,080	*	*	*
Danielle Watson, CFO & Treasurer (7)	657	—	*	—	*
Bruce Bent, Director (8)	3,536	—	*	—	*
Brian Szymczak, Director (9)	4,024	400	*	*	*
David R. Wells, Director (10)	5,000	—	*	—	*
All directors and executive officers as a group (6 persons):	33,648	8,597	1.7%	2.3%	1.4%

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
(4)
Front Range Ventures, LLC’s (“FRV”) sole member is the L. Lee Stryker Irrevocable Trust U/A/D 09/10/1974. Bohemian Asset Management, Inc. who has voting and dispositive power with respect to the shares of our Common Stock on behalf of the L. Lee Stryker Irrevocable Trust U/A/D 09/10/1974. Includes (i) 91,212 shares of our Common Stock issuable upon conversion of 148,213 shares of our Series C Preferred Stock; and (ii) 1,076 shares of our Common Stock issuable upon exercise of $1M Lender Warrants.
(5)
Includes (i) 3,764 shares of our Common Stock issuable upon conversion of 6,117 shares of Series C Preferred Stock; (ii) 1 share of our Common Stock issuable upon exercise of $1.5M Lender Warrants; and (iii) options to purchase 3,273 shares of our Common Stock, which were issued as compensation for services rendered to the Company as its Chairman of the Board of Directors.
(6)
Includes (i) 1,280 shares of our Common Stock issuable upon conversion of 2,080 shares of Series C Preferred Stock; (ii) 1 share of our Common Stock issuable upon exercise of $1.5M Lender Warrants; and (iii) options to purchase 3,273 shares of our Common Stock issued as compensation for services as an officer of the Company.
(7)
Includes options to purchase 657 shares of our Common Stock issued as compensation for services as an officer of the Company.
(8)
Includes (i) 17 shares of our Common Stock held by Mr. Bent’s spouse and (ii) 3,519 shares of our Common Stock issuable upon exercise of options issued as compensation for services rendered to the Company.

(9)
Includes (i) 246 shares of our Common Stock issuable upon conversion of 400 shares of Series C Preferred Stock held jointly with Mr. Szymczak’s spouse; (ii) 1 share of our Common Stock issuable upon exercise of $1.5M Lender Warrants; and (iii) 3,716 shares of our Common Stock issuable upon exercise of options issued as compensation for services rendered to the Company.
(10)
Includes 5,000 shares of our Common Stock issuable upon exercise of options issued as compensation for services rendered to the Company.

Equity Compensation Plan Information

The following table reflects the number of shares of our Common Stock issuable upon the exercise of awards granted under our equity compensation plans approved and not approved by shareholders and the weighted average exercise price for such awards as of April 30, 2025.

Name of Plan	Number of shares of Common Stock to be issued upon exercise of outstanding options, warrants and rights	Weighted Average Exercise Price of Outstanding Options ($)	Number of shares remaining available for issuance under equity compensation plans (excluding the shares reflected in column (1)
Equity compensation plans approved by security holders (1)	172,315	$8.82	124,064
Equity compensation plans not approved by security holders	—	—	—
Total (1)	172,315	$8.82	124,064

(1) Represents securities issued under our Equity Incentive Plan

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a description of transactions or series of transactions since the beginning of Fiscal 2025 to which we were or will be a party, in which:

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

On August 19, 2024, the Company and FRV entered into Amendment No. 6 to the Loan and Security Agreement to further extend the maturity date of the FRV Note to September 30, 2025 and pay the outstanding accrued interest as follows: (i) a payment of all accrued interest outstanding within five (5) business days of execution of the agreement; (ii) a payment of accrued interest on September 30, 2024 and (iii) thereafter all accrued interest due shall be payable at maturity. The Company may elect to repay all or any part of the FRV Note, as amended, in its sole discretion at any time prior to the extended maturity date, provided such repayment shall not be less than $50,000 and shall first be applied to accrued interest and thereafter to outstanding principal. During the year ended April 30, 2025, the Company paid approximately $305,000 in accrued interest to FRV.

Agreements with Mount Sinai

On September 20, 2023, the Company entered into License Agreements with Mount Sinai to commercialize a range of AI cardiovascular algorithms developed by Mount Sinai as well as a memorandum of understanding for ongoing cooperation encompassing de-identified data access, on-going research, and the evaluation of the MyoVista wavECG. The License Agreements, of which there are eleven (11) in total, cover rights to thirteen (13) AI cardiovascular algorithms, two (2) data science methods for use with ECG waveforms and three (3) filed patents.

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

Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance — Director Independence” above.

Item 14. Principal Accounting Fees and Services.

The following table represents aggregate fees billed to during Fiscal 2025 and Fiscal 2024, by Haskell & White LLP, our independent registered public accounting firm.

	Year Ended April 30,
	2025	2024
Audit Fees (1)	$96,000	$98,600
Audit Related Fees (2)	87,000	109,785
Total Fees	$183,000	$208,385
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

a)
List of the following documents filed as a part of the report:

(1) Financial Statements (Included in Item 8 of this Annual Report)

The financial statements of the Company included in this Annual Report include:

•
Balance Sheets as of April 30, 2025 and 2024
•
Statements of Operations for the years ended April 30, 2025 and 2024
•
Statement of Stockholders’ Equity for the years ended April 30, 2025 and 2024
•
Statements of Cash Flows for the years ended April 30, 2025 and 2024
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
1.2

Equity Distribution Agreement, dated as of September 18, 2023 by and between the Company and Maxim Group LLC (incorporated by reference to Exhibit 1.2 to our Registration Statement on Form S-3, filed with the SEC on September 18, 2023)

1.3

Amendment No. 1 to Equity Distribution Agreement dated November 9, 2023 between the Company and Maxim Group LLC (incorporated by referred to Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on November 13, 2023)

1.4

Amendment No. 2 to Equity Distribution Agreement dated November 17, 2023 between the Company and Maxim Group LLC (filed as Exhibit 1.3 on our Current Report on Form 8-K filed with the SEC on November 17, 2023)

1.5

Engagement Agreement, dated as of October 17, 2024, by and between the Company and Digital Offering, LLC (incorporated by reference to Exhibit 1.1 to our Offering Statement on Form 1-A/A, filed with the SEC on March 3, 2025)

1.6

Form of Selling Agency Agreement with Digital Offering, by and between the Company and Digital Offering, LLC (incorporated by reference to Exhibit 1.2 to our Offering Statement on Form 1-A/A, filed with the SEC on March 3, 2025)

1.7

First Amendment to Selling Agency Agreement with Digital Offering, by and between the Company and Digital Offering, LLC dated March 10, 2025 (filed as Exhibit 56 to our Quarterly Report on Form 10-Q, filed with the SEC on March 13, 2025)

3.1	Amended and Restated Certificate of Formation of the Company (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed May 17, 2022)
3.2

Certificate of Designations, Number, Voting Power, Preferences and Rights of Series C Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 filed May 17, 2022)

3.3	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 filed May 17, 2022)
3.4	Third Amended and Restated Bylaws of the Company.

3.5

Form of Certificate of Amendment to Amended and Restated Certificate of Formation of the Company (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to our Registration Statement on Form S-1 filed June 6, 2022)

3.6	Certificate of Amendment to Amended and Restated Certificate of Formation of the Company as amended (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed June 23, 2022)
3.7	Certificate of Amendment to the Amended and Restated Certificate of Formation, dated as of May 6, 2024 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed May 6, 2024)
3.8

Certificate of Amendment to the Amended and Restated Certificate of Formation of the Company, dated as of October 10, 2024 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed October 18, 2024)

3.9

Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed May 28, 2025)

4.1

Form of Registration Rights Agreement by and between the Company and Buyers listed as signatories thereto, dated December 22, 2021 (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1 filed May 17, 2022)

4.2

Form of Registration Rights Agreement by and among the Company and the parties listed as signatories thereto related to the Series C Preferred Stock (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-1 filed May 17, 2022)

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
4.8

Warrant Agent Agreement dated June 17, 2022 between the Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed June 23, 2022)

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

4.14	Form of Warrant to Purchase Common Stock dated September 7, 2023 (incorporated by reference to Exhibit 4.1 our Current Report on Form 8-K, filed with the SEC on September 7, 2023)
4.15	Form of Pre-Funded Purchase Warrant dated as of September 20, 2023 (incorporated by reference to Exhibit 4.1 our Current Report on Form 8-K, filed with the SEC on September 21, 2023)
4.16	Form of Common Stock Warrant dated September 20, 2023 (incorporated by reference to Exhibit 4.2 our Current Report on Form 8-K, filed with the SEC on September 21, 2023)
4.17	Form of Common Warrant (incorporated by reference to Exhibit 3.17 to our Offering Statement on Form 1-A/A, filed with the SEC on March 3, 2025)
4.18	Form of Selling Agent's Warrant (incorporated by reference to Exhibit 3.18 to our Offering Statement on Form 1-A/A, filed with the SEC on March 3, 2025)

4.19	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to our Offering Statement on Form 1-A/A, filed with the SEC on March 3, 2025)
4.20	Form of Escrow Agreement (incorporated by reference to Exhibit 8.1 to our Offering Statement on Form 1-A/A, filed with the SEC on March 3, 20225)
4.21*	Description of Securities
10.1

MyoVista Technology Agreement, by and between the Company and Guangren “Gary” Chen, dated December 31, 2013 (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 filed May 17, 2022)

10.2

First Amendment of MyoVista Technology Agreement by and between the Company and Guangren “Gary” Chen, dated March 13, 2017 (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 filed May 17, 2022)

10.3	Master Assignment by and between the Company and Guangren “Gary” Chen, dated January 1, 2014 (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 filed May 17, 2022)
10.4

Security Agreement and Pledge by and between the Company and Guangren “Gary” Chen, dated March 14, 2014 (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 filed May 17, 2022)

10.5

Evaluation, Option and License Agreement by and between the Company and The University Court of The University of Glasgow, dated June 2, 2015 (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 filed May 17, 2022)

10.6

Exercise of Option Agreement by and between the Company and The University Court of The University of Glasgow, dated December 23, 2015 (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 filed May 17, 2022)

10.7	$130K Note by and between the Company and Front Range Ventures, LLC, dated August 12, 2019 (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 filed May 17, 2022)
10.8

$1M Loan and Security Agreement by and among the Company and Front Range Ventures, LLC and John Q. Adams, Sr., dated April 24, 2020 (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 filed May 17, 2022)

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
10.12

Form of Amendment No. 1 to the Form of $1.5M Note by and among the Company and the Requisite Noteholders, dated November 2, 2021 (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1 filed May 17, 2022)

10.13

Form of Securities Purchase Agreement by and between the Company and Purchasers listed as signatories thereto, dated December 22, 2021 (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 filed May 17, 2022)

10.14	Form of Bridge Note (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 filed May 17, 2022)
10.15

FRV Side Letter by and between the Company and Front Range Ventures, LLC, dated April 10, 2019 (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to our Registration Statement on Form S-1 filed June 6, 2022)

10.16†

Amended and Restated Employment Agreement by and between the Company and Mark Hilz, dated April 5, 2022 (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1 filed May 17, 2022)

10.17†	Employment Agreement by and between the Company and Andrew Simpson, dated April 5, 2022 (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1 filed May 17, 2022)
10.18	Form of Amendment No. 3 to the $1M Loan and Security Agreement, dated May 2022 (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1 filed May 17, 2022)

10.19

Form of Amendment No. 2 to the Form of $1.5M Note by and among the Company and the Requisite Noteholders, dated May 2022 (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1 filed May 17, 2022)

10.20†	Form of Time-Based Vesting Nonstatutory Stock Option Agreement of the Company (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1 filed May 17, 2022)
10.21†	Form of Performance-Based Vesting Nonstatutory Stock Option Agreement of the Company (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1 filed May 17, 2022)
10.22

Amendment No. 4 to the $1M Loan and Security Agreement, dated January 24, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 24, 2023).

10.23

Purchase Agreement, dated as of March 10, 2023, by and between the Company and Lincoln Park (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on March 10, 2023).

10.24

Registration Rights Agreement, dated as of March 10, 2023, by and between the Company and Lincoln Park (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on March 13, 2023).

10.25†	Heart Test Laboratories, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on March 16, 2023).
10.26†

Form of the Company’s Incentive Stock Option Agreement under the Company’s 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on March 23, 2023).

10.27†

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

10.29†	Amendment No. 2 to the HeartSciences Inc. 2023 Equity Incentive Plan (filed as Exhibit 10.1 on our Current Report on Form 8-K, filed with the SEC on July 14, 2025)
10.30	Amendment No. 2 License Agreement by and between the Company and The University Court of The University of Glasgow, dated March 31, 2023.
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
10.45

Note Conversion Letter Agreement, dated November 16, 2023, by and between the Company and Matthews Southwest Holdings, Inc. (filed as Exhibit 10.1 on our Current Report on Form 8-K, filed with the SEC on November 17, 2023)

10.46

Note Conversion Letter Agreement, dated November 16, 2023, by and between the Company and John Q. Adams (filed as Exhibit 10.2 on our Current Report on Form 8-K, filed with the SEC on November 17, 2023)

10.47

Warrant Amendment, dated November 16, 2023, by and between the Company and Matthews Southwest Holdings, Inc. (filed as Exhibit 10.3 on our Current Report on Form 8-K, filed with the SEC on November 17, 2023)

10.48		Warrant Amendment, dated November 16, 2023, by and between the Company and John Q. Adams (filed as Exhibit 10.4 on our Current Report on Form 8-K, filed with the SEC on November 17, 2023)
10.49†

Employment Agreement by and between the Company and Danielle Watson, dated October 15, 2021 (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1 filed October 16, 2023)

10.50

Amendment No. 6 to Loan and Security Agreement, by and between the Company and Front Range Ventures LLC dated August 19, 2024 (filed as Exhibit 10.1 on our Current Report on Form 8-K, filed with the SEC on August 19, 2024)

10.51

No. 2 Amended and Restated Secured Promissory Note, by and between the Company and Front Range Ventures LLC dated August 19, 2024 (filed as Exhibit 10.2 on our Current Report on Form 8-K, filed with the SEC on August 19, 2024)

10.52

Note Purchase Agreement, by and between the Company and Streeterville Capital, LLC dated September 6, 2024 (filed as Exhibit 10.1 on our Current Report on Form 8-K, filed with the SEC on September 10, 2024)

10.53		Purchase Note dated September 6, 2024 (filed as Exhibit 10.2 on our Current Report on Form 8-K, filed with the SEC on September 10, 2024)
19.1*		Insider Trading Policy
21.1*		List of Subsidiaries of the Company
23.1*		Consent of Haskell & White LLP
24.1*		Power of Attorney (included on signature pages of this report)
31.1*		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1		HeartSciences Inc. Compensation Recovery Policy
101.INS*		Inline XBRL Instance Document
101.SCH*		Inline XBRL Taxonomy Extension Schema
101.CAL*		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

HeartSciences Inc.

Dated: July 24, 2025	By:	/s/ Andrew Simpson
	Name:	Andrew Simpson
	Title:	President, Chief Executive Officer, and Chairman of the Board of Directors
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

Name	Title	Date

/s/ Andrew Simpson	President, Chief Executive Officer and Chairman of the Board of Directors	July 24, 2025
Andrew Simpson	(Principal Executive Officer)
/s/ Danielle Watson	Chief Financial Officer and Treasurer	July 24, 2025
Danielle Watson	(Principal Financial and Accounting Officer)

/s/ Mark Hilz	Chief Operating Officer, Secretary and Director	July 24, 2025
Mark Hilz

/s/ Bruce Bent	Director	July 24, 2025
Bruce Brent

/s/ David R. Wells	Director	July 24, 2025
David R. Wells

/s/ Brian Szymczak	Director	July 24, 2025
Brian Szymczak