Form 10-Q
period 2025-07-31
HeartSciences Inc.
filed 2025-09-11
CIK 1468492

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

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

As of September 10, 2025, the registrant had 2,647,712 shares of Common Stock outstanding.

HEARTSCIENCES INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by terminology such as “may,” “will,” “should,” “expects,” “aims,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “intends,” or “continue,” or the negative of these terms or other comparable terminology. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and those risks identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2025 filed with the Securities and Exchange Commission on July 24, 2025 ("2025 Annual Report on Form 10-K"). Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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
•
our ability to launch sales of the MyoVista wavECG, MyoVista Insights Cloud Platform and AI-ECG algorithms or any future potential products into the U.S.;
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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, the “Company,” “we,” “us” and “our” refer to HeartSciences Inc. References to “Fiscal 2026” refer to the 12 months ending April 30, 2026 and references to “Fiscal 2025” refer to the 12 months ended April 30, 2025.

i

HEARTSCIENCES INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HeartSciences Inc.

Condensed Balance Sheets

	July 31,	April 30,
	2025	2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,792,231	$1,098,098
Accounts receivable	—	4,350
Inventory, net	649,507	650,267
Prepaid expenses	418,658	87,443
Deferred offering costs	515,825	290,925
Other current assets	40,374	40,374
Total current assets	4,416,595	2,171,457

Property and equipment, net	56,438	63,549
Intangible assets, net	1,617,091	1,616,277
Right-of-use assets, net	347,062	371,626
TOTAL ASSETS	$6,437,186	$4,222,909

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$283,225	$318,661
Accrued expenses	599,287	506,307
Accrued interest expense	251,366	177,628
Operating lease liabilities, current portion	124,173	119,518
Notes payable	1,541,120	2,551,170
Other current liabilities	215,334	29,927
Total current liabilities	3,014,505	3,703,211

LONG-TERM LIABILITIES
Operating lease liabilities, long-term	281,570	314,527
Total long-term liabilities	281,570	314,527
TOTAL LIABILITIES	3,296,075	4,017,738

COMMITMENTS AND CONTINGENCIES (NOTE 2, 4-6, and 8)
STOCKHOLDERS' EQUITY
Series C convertible preferred stock, $0.001 par value, 20,000,000 shares authorized and 600,000 designated; 380,440 shares issued and outstanding as of July 31, 2025 and April 30, 2025.	380	380
Series D convertible preferred stock, $0.001 par value, 20,000,000 shares authorized and 4,285,714 designated; 429,901 shares issued and outstanding as of July 31, 2025 and 0 shares issued and outstanding at April 30, 2025.	430	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 2,281,054 shares issued and outstanding as of July 31, 2025 and 1,119,107 shares issued and outstanding as of April 30, 2025.	2,281	1,119
Additional paid-in capital	81,320,649	76,331,307
Accumulated deficit	(78,182,629)	(76,127,635)
TOTAL STOCKHOLDERS' EQUITY	3,141,111	205,171
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,437,186	$4,222,909

The accompanying notes are an integral part of these condensed unaudited financial statements.

HeartSciences Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended July 31,
	2025	2024

Revenue	$1,900	—

Cost of sales	760	—

Gross margin	1,140	—

Operating expenses:
Research and development	997,206	1,224,931
Selling, general and administrative	878,053	850,736
Total operating expenses	1,875,259	2,075,667

Loss from operations	(1,874,119)	(2,075,667)

Other income (expense):
Interest expense	(183,688)	(22,526)
Other income	2,813	46,504
Total other income (expense), net	(180,875)	23,978

Net loss	$(2,054,994)	$(2,051,689)

Net loss per share, basic and diluted	$(1.58)	$(2.64)

Weighted average common shares outstanding, basic and diluted	1,303,532	777,746

The accompanying notes are an integral part of these condensed unaudited financial statements.

HeartSciences Inc.

Condensed Statements of Stockholders' Equity (Unaudited)

Three Month Periods Ended July 31, 2025 and 2024

	Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

BALANCE AT APRIL 30, 2025	380,440	$380	-	$-	1,119,107	$1,119	$76,331,307	$(76,127,635)	$205,171

Issuance of Series D Preferred Stock and Warrants	—	—	1,317,689	1,317	—	—	3,795,059	—	3,796,376

Conversion of Series D Preferred Stock to Common Stock	—	—	(887,788)	(887)	887,788	887	—	—	—

Issuance of Common Stock upon exchange of debt	—	—	—	—	274,159	275	1,019,725	—	1,020,000

Stock based compensation expense	—	—	—	—	—	—	174,558	—	174,558

Net loss	—	—	—	—	—	—	—	(2,054,994)	(2,054,994)

BALANCE AT JULY 31, 2025	380,440	$380	429,901	$430	2,281,054	$2,281	$81,320,649	$(78,182,629)	$3,141,111

BALANCE AT APRIL 30, 2024	380,440	$380	—	—	676,598	$677	$74,678,650	$(67,362,406)	$7,317,300

Sale of Common Stock, net of issuance costs	—	—	—	—	135,357	136	603,610	—	603,746

Common Stock issued resulting from Reverse Stock Split	—	—	—	—	94,461	94	(94)	—	—

Stock based compensation expense	—	—	—	—	—	—	54,554	—	54,554

Warrants issued to nonemployees	—	—	—	—	—	—	10,046	—	10,046

Net loss	—	—	—	—	—	—	—	(2,051,689)	(2,051,689)

BALANCE AT JULY 31, 2024	380,440	$380	—	$-	906,416	$907	$75,346,766	$(69,414,095)	$5,933,957

The accompanying notes are an integral part of these condensed unaudited financial statements.

HeartSciences Inc.

Statements of Cash Flows (Unaudited)

	Three Months Ended July 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,054,994)	$(2,051,689)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	7,111	11,864
Amortization of debt discounts and deferred financing costs	109,950	—
Amortization - Right-of-use assets, operating lease	24,564	21,454
Stock-based compensation	174,558	54,554
Warrants issued to non-employees	—	10,046

Changes in current assets and liabilities:
Accounts receivable	4,350	—
Inventory	760	(13,860)
Prepaid and other current assets	(97,746)	39,989
Deferred offering costs	(224,900)	29,498
Accounts payable	(35,436)	(51,677)
Accrued liabilities	166,718	(44,706)
Lease liability, operating lease	(28,302)	(24,193)
Net cash used in operating activities	(1,953,367)	(2,018,720)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual property - intangibles	(814)	(833)
Net cash used in investing activities	(814)	(833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Series D preferred stock and warrants, net of issuance costs	3,796,376	—
Issuance of Common Stock, net of fees	—	603,746
Principal repayments on the Streeterville note	(100,000)	—
Repayments of financed insurance premiums	(48,062)	(52,063)
Net cash provided by financing activities	3,648,314	551,683

Net change in cash and cash equivalents during the period	1,694,133	(1,467,870)
Cash and cash equivalents, beginning of period	1,098,098	5,807,648
Cash and cash equivalents, end of period	$2,792,231	$4,339,778

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Issuance of Common Stock for Series D Preferred Stock conversions	$887	$-
Issuance of Common Stock for exchange of debt	$1,020,000	$-
Issuance of Common Stock resulting from the Reverse Stock Split	$-	$94
Financed insurance premiums	$233,469	$244,259

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

On May 6, 2024, the Company filed a Certificate of Amendment to the Amended and Restated Certificate of Formation with the Secretary of the State of the state of Texas to effect a 1-for-100 reverse stock split (the “Reverse Stock Split”) of its outstanding shares of Common Stock, with an effective date of May 17, 2024. As a result of the Reverse Stock Split, every 100 shares of the Company's issued and outstanding pre-reverse split Common Stock were combined into one share of Common Stock, except to the extent that the Reverse Stock Split resulted in any of the Company's shareholders owning a fractional share, which was rounded up to the next highest whole share. In connection with the Reverse Stock Split, there was no change in the par value per share of $0.001. As a result of the Reverse Stock Split, equitable adjustments corresponding to the Reverse Stock Split ratio will be made to the Company’s outstanding warrants and upon the exercise or vesting of all stock options such that every one hundred (100) shares of Common Stock that may be issued upon the exercise of the warrants and stock options held immediately prior to the Reverse Stock Split will represent one share of Common Stock that may be issued upon exercise of such warrants and stock options immediately following the Reverse Stock Split. Correspondingly, the exercise price per share of Common Stock attributable to the warrants and stock options immediately prior to the Reverse Stock Split will be proportionately increased by a multiple of 100 following the Reverse Stock Split.

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

The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. At July 31, 2025 and April 30, 2025, the Company had an accumulated deficit of $78.2 million and $76.1 million, respectively. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

On March 10, 2025, the Company commenced an offering on a "best efforts" basis for a maximum of up to 4,285,714 Units. Each Unit (each a "Unit" and collectively the “Units”) consists of one (1) share of Series D Convertible Preferred Stock, par value $0.001 per share (the “Series D Preferred Stock”), and one (1) warrant, each to purchase one (1) share of the Company's Common Stock. The Units will be sold at an offering price of $3.50 per Unit, for a maximum offering amount of $15.0 million worth of units. During the three months ended July 31, 2025, the Company issued 1,317,689 Units for gross proceeds of approximately $4.6 million. Subsequent to July 31, 2025, the Company issued 238,720 Units for gross proceeds of approximately $0.8 million, and there was approximately $9.6 million available for issuance as of the financial statement issuance date.

In September 2023, the Company entered into an Equity Distribution Agreement (“EDA”) with an institutional investor, pursuant to which the Company may offer and sell an aggregate of up to $3.25 million of its shares of Common Stock in At-the-Market offerings (“ATM Facility”). In November 2023, the EDA was further amended increasing the aggregate amount of Common Stock that may be sold under the ATM Facility to $15.0 million, and further amended again in August 2025, increasing the aggregate amount of Common

Stock that may be sold under the ATM Facility to $25.0 million. The Company is eligible to sell up to $14.7 million worth of shares of Common Stock as the aggregate market value of the Company's shares of Common Stock eligible for sale under the EDA is subject to limitations of General Instruction I.B.6 of Form S-3 until such time that the Company's public float equals or exceeds $75.0 million. In the event the aggregate market value of the Company’s outstanding Common Stock held by non-affiliates equals or exceeds $75.0 million, then the one-third limitation on sales set forth in General Instruction I.B.6 of Form S-3 shall not apply to additional sales made pursuant to the EDA. There were no shares issued under the ATM during the three months ended July 31, 2025, and there was approximately $4.3 million available for issuance as of the financial statement issuance date.

In March 2023, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) providing for the purchase, from time to time at the Company’s discretion, of up to $15.0 million of the Company’s Common Stock, over the thirty-six (36) month term of the purchase agreement (“Equity Line”). There were no shares issued under the Equity Line during the three months ended July 31, 2025. Since inception, the Company has issued and sold an aggregate 253,617 shares of Common Stock, including 1,625 commitment shares, under the Equity Line receiving gross proceeds of approximately $2.2 million. There was approximately $12.8 million available for issuance under the Equity Line as of the financial statement issuance date.

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

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the U.S. Securities and Exchange Commissions (“SEC”) and have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. In the opinion of management, the unaudited interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results of operations for the periods presented. The interim operating results are not necessarily indicative of results that may be expected for any subsequent period. The accompanying unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the 2025 Annual Report on Form 10-K.

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

Inventory

All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis. The following is a summary of the Company’s inventories at July 31, 2025 and April 30, 2025:

	July 31,	April 30,
	2025	2025
Raw materials	$322,996	$322,996
Sub-assemblies	346,276	347,036
Work in progress	21,741	21,741
Finished goods	44,069	44,069
Reserve for obsolescence	(85,575)	(85,575)
Total Inventory, net	$649,507	$650,267

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

The following is a summary of the Company’s property and equipment at July 31, 2025 and April 30, 2025:

	July 31,	April 30,
	2025	2025
Equipment	$465,532	$465,532
Furniture & fixtures	102,563	102,563
Leasehold improvements	32,812	32,812
Total	600,907	600,907
Less: Accumulated depreciation	(544,469)	(537,358)
Property and equipment, net	$56,438	$63,549

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

In March 2025, the Company filed an offering statement on Form 1-A for the sale of preferred stock and warrants. Deferred offering costs associated with this offering are reclassified to additional paid in capital on a pro-rata basis.

As of July 31, 2025 and April 30, 2025, $515,825 and $290,925 of deferred offering costs were capitalized on the balance sheet, respectively.

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

The Company grants stock options and restricted stock units (“RSUs”) under its equity incentive plan. The Company measures all share-based payment awards at their grant-date fair value. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model that uses assumptions for expected volatility, expected dividends, expected forfeiture rate, expected term, and the risk-free interest rate. These assumptions are primarily based on historical data, peer company data and the judgment of management regarding future trends and other factors.

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

For stock options issued to employees and non-employees, the fair value of stock-based awards is recognized as compensation expense over the requisite service period, which is defined as the period during which an employee is required to provide service in exchange for an award. The Company uses a straight-line attribution method for all grants that include only a service condition. The Company accounts for forfeitures when they occur. Stock-based compensation expense recognized in the financial statements is reduced by actual awards forfeited. For RSUs issued to employees, the Company recognizes the grant date fair value of the RSUs over the requisite service period, which is generally the vesting term. For awards only subject to service-based vesting conditions, the Company recognizes stock-based compensation expense on a straight-line basis. For awards subject to performance-based vesting conditions, the Company recognizes stock-based compensation expense using the accelerated attribution method when the achievement of the performance condition becomes probable.

Net Loss Per Common Share

Basic net loss per share excludes the effect of dilution and is computed by dividing the net loss attributable to common shareholders by the weighted-average number of shares of Common Stock outstanding during the period, without consideration of potentially dilutive securities.

Diluted net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of Common Stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, convertible preferred stock, stock options, RSUs, Common Stock subject to repurchase related to early exercise of stock options, convertible stock warrants, and convertible notes are considered to be potentially dilutive securities. As the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

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

The Company did not recognize material revenues during the three month periods ended July 31, 2025 and 2024. The Company’s revenues do not require significant estimates or judgments. The Company is not a party to contracts that include multiple performance obligations or material variable consideration. As of July 31, 2025 and April 30, 2025, the Company did not have any contract assets or liabilities from contracts with customers and there were no remaining performance obligations that the Company had not satisfied.

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

Based on its analysis, management has determined that it has not incurred any liability for unrecognized tax benefits as of July 31, 2025 and April 30, 2025.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws.

The Company is subject to income taxes in the U.S. federal jurisdiction and franchise taxes in the State of Texas. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Generally, the Company is no longer subject to income tax examinations by major taxing authorities for years before April 30, 2021.

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

Note 4. Debt

Debt consists of the following:

	July 31,	April 30,
	2025	2025
FRV Note	$500,000	$500,000
Streeterville Note	$1,041,120	$2,051,170
Less: current maturities	(1,541,120)	(2,551,170)
Notes payable, long-term	$—	$—

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

The loan had an original maturity date of September 30, 2021, which was amended in September 2021 making the note repayable on demand. The loan was amended in November 2021, extending the maturity to September 30, 2022; further amended in May 2022 to extend the maturity to September 30, 2023; amended again in January 2023 to (i) further extend the maturity date of the FRV Note to September 30, 2024, on which date the principal amount and all accrued interest thereon would be due and payable; and (ii) amend the dates on which principal and accrued interest was due under the JQA Note, such that interest accrued would have been due and payable on September 30, 2023, and the principal amount together with all accrued interest after September 30, 2023 would be due and payable on March 31, 2024.

In October 2023, the Company issued to FRV and Mr. Adams warrants ("$1M Lender Warrants") to purchase an aggregate of 2,000 shares of Common Stock as consideration for the extension of the interest maturity date to one lender. On November 16, 2023, the Company entered into a note conversion letter agreement with John Q. Adams (the “Adams Note Conversion Letter Agreement”).

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

On August 19, 2024, the Company and FRV entered into Amendment No. 6 to the Loan and Security Agreement to further extend the maturity date of the FRV Note to September 30, 2025 and pay the outstanding accrued interest as follows: (i) a payment of all accrued interest outstanding within five (5) business days of execution of the agreement; (ii) a payment of accrued interest on September 30, 2024 and (iii) thereafter all accrued interest due shall be payable at maturity. The Company may elect to repay all or any part of the FRV Note, as amended, in its sole discretion at any time prior to the extended maturity date, provided such repayment shall not be less than $50,000 and shall first be applied to accrued interest and thereafter to outstanding principal. In Fiscal 2025, the Company paid approximately $305,000 in accrued interest to FRV and no principal payments were made during the three months ended July 31, 2025.

As of July 31, 2025 and April 30, 2025, accrued interest was approximately $51,000 and $35,000, respectively, and is included in accrued expenses in the accompanying condensed balance sheets.

Streeterville Note

In September 2024, the Company entered into a Note Purchase Agreement with Streeterville Capital, LLC ("Streeterville"), pursuant to which the Company issued to Streeterville the unsecured Streeterville Note in the original principal amount of $2,510,000. The Streeterville Note carried an OID of $500,000 and $10,000 was withheld from the Streeterville Note for reimbursement of Streeterville's transaction expenses. Additionally, the Company incurred debt financing costs of $159,700. As a result, the Company received aggregate net proceeds of approximately $1.9 million in connection with the issuance of the Streeterville Note.

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

The OID and deferred financing costs pursuant to the Streeterville Note are being amortized over the life of the note as a non-cash interest expense. During the three months ended July 31, 2025, the Company recorded amortization of approximately $110,000 of the OID and deferred financing costs and as of July 31, 2025, the unamortized OID and deferred financing costs was $264,000.

During the three months ended July 31, 2025, the Company entered into agreements with Streeterville, pursuant to which Streeterville exchanged $1,020,000 in aggregate principal owed under the Streeterville Note for 274,159 shares of the Company's Common Stock. The issuance of the shares was made pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act (Note 5). During the three months ended July 31, 2025, the Company repaid in cash, $100,000 in principal on the Streeterville Note.

As of the date of this Quarterly Report, the Company and Streeterville has exchanged $1,805,000 in aggregate principal for 506,348 shares of the Company's Common Stock and the Company has repaid in cash $450,000 of principal.

As of July 31, 2025 and April 30, 2025, accrued interest was approximately $200,000 and $143,000, respectively, and is included in accrued interest expense in the accompanying condensed balance sheets.

Note 5. Stockholders’ Equity

Preferred Stock

The Company authorized 20,000,000 shares of preferred stock, par value $0.001 per share (“Preferred Stock”), of which 10,000 shares have been designated as Series A Convertible Preferred Stock (“Series A Preferred Stock”), 10,000 shares have been designated as Series B Convertible Preferred Stock (“Series B Preferred Stock”), 600,000 shares have been designated as Series C Preferred Stock, and 4,285,714 shares have been designated as Series D Preferred Stock.

Series C Preferred Stock

The Series C Preferred Stock was originally issued at $25.00 per share. An amendment to, or waiver of rights in, the Series C Preferred Stock certificate of designation requires the approval of holders of a majority of the outstanding shares of Series C Preferred Stock and FRV (so long as FRV owns at least 71,000 shares of Series C Preferred Stock).

At July 31, 2025 and April 30, 2025, there were 380,440 shares of Series C Preferred Stock outstanding.

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

At July 31, 2025, the outstanding shares of Series C Preferred Stock were convertible into 229,524 shares of Common Stock at a conversion price of $41.43 per share.

Series D Preferred Stock

On March 10, 2025, the Company entered into a selling agency agreement (the “Placement Agent Agreement”) with Digital offering LLC (“Digital Offering”) to act as sole placement agent (the “Placement Agent”) on a “best efforts” offering of up to 4,285,714 Units, with each Unit consisting of (a) one share of the Company's Series D Preferred Stock and (b) one warrant to purchase one share of the Company's Common Stock, $0.001 par value, for a total of 4,285,714 shares of the Company's Series D Preferred Stock and warrants to purchase up to an aggregate of 4,285,714 shares of Common Stock (collectively, the “Offering”), pursuant to certain subscription agreements with certain investors, upon which each investor must complete a Subscription Agreement and submit the applicable subscription price as set forth therein. The offering price is $3.50 per Unit, for a maximum offering amount of $15.0 million worth of Units. Each warrant is exercisable at any time from the date of issuance through the third anniversary from the date of issuance, unless earlier redeemed and is exercisable to purchase one share of Common Stock at $5.00 per share, subject to customary adjustment.

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

On February 10, 2025, in connection with the Series D Preferred Stock Offering, the Company’s Board of Directors adopted a Certificate of Designations of Series D Preferred Stock, which was filed with the Secretary of State of the state of Texas (the “Texas Secretary of State”) on May 21, 2025, to create, out of the Company’s authorized but unissued preferred stock, the Series D Preferred Stock (the “Certificates of Designations of Series D Preferred Stock”). On May 28, 2025, the Company was notified by the Texas Secretary of State, that the Company’s Certificate of Designations was made effective as of the filing date.

The Series D Preferred Stock has an initial stated value of $3.50 per share which is equal to the price per Unit, subject to appropriate adjustment in relation to certain events, such as recapitalizations, stock dividends, stock splits, stock combinations, reclassifications or similar events. The Series D Preferred Stock ranks, as to dividend rights and rights upon the Company’s liquidation, dissolution, or winding up, senior to all classes or series of the Company’s Common Stock. The terms of the Series D Preferred Stock do not limit the Company's ability to (i) incur indebtedness or (ii) issue additional equity securities that are equal or junior in rank to the shares of the Company's Series D Preferred Stock as to distribution rights and rights upon our liquidation, dissolution or winding up.

Holders of the Series D Preferred Stock are entitled to receive dividends, when, as and if declared by the board of directors, in its sole discretion, out of funds legally available for that purpose. Any dividends that may be declared shall be non-cumulative. No dividends have been declared to date.

The liquidation preference for each share of Series D Preferred Stock is $3.50. Upon a liquidation, dissolution or winding up of the Company, holders of shares of Series D Preferred Stock will be entitled to receive the liquidation preference with respect to their shares.

Each share of Series D Preferred Stock is convertible into one share of Common Stock, at the option of the holder at any time. The conversion rate shall not be adjusted for stock splits, stock dividends, recapitalizations or similar events. At any time after issuance upon the occurrence of any of the following events, the Company shall have a right to direct the mandatory conversion of the Series D Preferred Stock: (a) a change in control, (b) if the price of the Common Stock closes at or above $5.00 per share for 10 consecutive trading days, or (c) if the Company consummates a firm commitment public offering of Common Stock for gross proceeds of at least $15 million at an offering price per share equal to or greater than $5.00.

The Company may not authorize or issue any class or series of equity securities ranking senior to the Series D Preferred Stock as to dividends or distributions upon liquidation (including securities convertible into or exchangeable for any such senior equity securities) or amend the Company's Amended and Restated Certificate of Formation, as amended (whether by merger, consolidation, or otherwise), to materially, and adversely change the terms of the Series D Preferred Stock without the affirmative vote of at least a majority of the votes entitled to be cast on such matter by holders of the Company's outstanding shares of Series D Preferred Stock, voting together as a class. Otherwise, holders of the Company's Series D Preferred Stock do not have any voting rights.

During the three months ended July 31, 2025, the Company issued 1,317,689 Units consisting of Series D Preferred Stock and warrants to purchase shares of Common Stock for gross proceeds of approximately $4.6 million. During the three months ended July 31, 2025, 887,788 shares of Series D Preferred Stock converted into 887,788 shares of the Company's Common Stock.

Common Stock

The Company’s Certificate of Formation, as amended, authorizes 500,000,000 shares of Common Stock with a par value of $0.001 per share. As of July 31, 2025 and April 30, 2025, the Company had issued 2,281,054 and 1,119,107 shares of Common Stock outstanding, respectively.

During the three months ended July 31, 2025, the Company entered into multiple exchange agreements with Streeterville that exchanged $1,020,000 in aggregate principal of its Streeterville Note for 274,159 shares of the Company's Common Stock. The issuance of the shares was made pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act.

During the three months ended July 31, 2025, the Company issued 887,788 shares of Common Stock as a result of conversions of Series D Preferred Stock.

The holders of Common Stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the board of directors, subject to the rights of holders of Preferred Stock outstanding. No dividends were declared as of or through the three months ended July 31, 2025 and the year ended April 30, 2025.

Common Stock Warrants

The Company has issued warrants to investors in connection with funding or for services rendered and these warrants are convertible into a number of shares of the Company’s Common Stock for a period of 5 years from the date of issuance.

The following is a summary of warrant activity during the three months ended July 31, 2025:

	Warrants Outstanding and Exercisable	Exercise Price Per Share	Weighted Average Strike Price per Share
Balance, April 30, 2025	121,055	$0.001-$825.00	$86.84
Issued	1,317,689	$5.00	$5.00
Forfeited	(132)	—	—
Balance, July 31, 2025	1,438,612	$0.001-$825.00	$11.81

During the three months ended July 31, 2025, the Company issued warrants to purchase up to 1,317,689 shares of Common Stock, at an exercise price of $5.00 per share in connection with the Series D Preferred Stock Offering.

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

2023 Equity Incentive Plan

On March 15, 2023, the Company's Board of Directors adopted the 2023 Equity Incentive Plan (as amended, the “Equity Incentive Plan”). The Company's shareholders approved the Equity Incentive Plan at the Company's 2023 annual shareholder meeting held on January 17, 2024. The Equity Incentive Plan provides for the grant of nonstatutory stock options, incentive stock options, restricted stock, RSUs, performance units, performance shares, and other share-based awards. On November 27, 2023, the Company's Board of Directors approved and entered into Amendment No. 1 to the Equity Incentive Plan to increase the initial number of shares issuable under the Plan from 25,000 shares to 85,000 shares.

On July 9, 2025, the Company’s Board of Directors approved an amendment to the Company’s 2023 Equity Incentive Plan, to increase the maximum aggregate number of shares of the Company’s Common Stock, $0.001 par value per share, that may be issued under the Equity Incentive Plan to 1,000,000 shares of Common Stock (the “Plan Shares Increase Amendment”). The Plan Shares Increase Amendment shall be considered and voted upon the shareholders of the Company at the Company’s 2025 Annual Meeting of Shareholders.

During the three months ended July 31, 2025, the Company granted 604,000 stock options executive officers, directors, and board advisors. The stock options, which have an average exercise price of $4.36, will expire in 2035.

The following is a summary of service-based stock option activity during the three months ended July 31, 2025:

	Number of Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Outstanding - April 30, 2025	173,659	$17.00	9.5
Granted	604,000	4.36	9.9
Forfeited	(259)	—	—
Outstanding - July 31, 2025	777,400	$6.95	9.8

Non-vested at July 31, 2025	749,353	$4.45	9.8
Vested at July 31, 2025	28,047	$73.74	8.5

The following is a summary of performance-based stock option activity during the three months ended July 31, 2025:

	Number of Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Outstanding - April 30, 2025	2,787	$320.00	5.1
Forfeited	(31)	—	—
Outstanding - July 31, 2025	2,756	$322.60	4.9

Non-vested at July 31, 2025	886	$440.00	4.6
Vested at July 31, 2025	1,870	$267.00	5.0

During the three months ended July 31, 2025, management estimated the fair value of the awards utilizing the Black-Scholes Option Pricing model with the following weighted-average assumptions:

Risk free interest rate	3.92%
Volatility	83.4%
Weighted average expected term (in years)	5.0

During the three months ended July 31, 2025 and 2024, the Company recognized stock based compensation for stock options of $174,558 and $54,554, respectively.

As of July 31, 2025, there was approximately $1.9 million of unrecognized compensation costs related to non-vested service-based Common Stock options and approximately $0.2 million of unrecognized compensation costs related to non-vested performance-based Common Stock options.

Restricted Stock Units

During the three months ended July 31, 2025, the Company granted 125,000 RSUs to executives of the Company which are all unvested at July 31, 2025. The RSUs have a grant date fair value of $0.5 million and will vest upon the earlier of FDA clearance of the MyoVista Device or the MyoVista Cloud Insights Platform. No share-based compensation expense related to RSUs was recognized during the three months ended July 31, 2025. There was approximately $0.5 million of unrecognized compensation costs related to non-vested RSUs at July 31, 2025.

Note 7. Income Taxes

The tax effects of temporary differences and carry-forwards that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	July 31,	April 30,
	2025	2025
Deferred tax assets (liabilities):

Net operating loss carryforwards	$12,234,806	$11,774,383
Start-up costs	917,566	942,837
Stock option and warrant payments	783,339	746,681
Accumulated depreciation	688,390	729,230
Research and development credits	816,075	816,075
Research and development warrants	21,488	21,488
Total deferred tax assets, net	15,461,664	15,030,694
Valuation Allowance	(15,461,664)	(15,030,694)
Net Deferred Tax Assets	$—	$—

For the three months ended July 31, 2025 and the year ended April 30, 2025, the Company’s cumulative net operating loss for federal income tax purposes was approximately $58 million and $56 million, respectively. The net operating loss, subject to limitations, may be available in future tax years to offset taxable income. The net operating loss carry-forward will begin to expire in year 2028.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and therefore, a full valuation allowance has been recorded at July 31, 2025 and April 30, 2025.

Note 8. Commitments and Contingencies

Operating Leases

The Company has a long-term operating lease for office, industrial, and laboratory space which was entered into in May 2017. On September 27, 2022, the Company entered into the First Amendment to Lease (the “Lease Amendment”), which amended the Lease Agreement to document the exercise of its option to extend the term of the lease for an additional 64 months, commencing February 1, 2023, and expiring on May 31, 2028 (the “Extension Term”). Pursuant to the amendment, the Company will pay initial monthly payments of $13,129, beginning February 2023, subject to 3% annual increases. Rent expense for the three months ended July 31, 2025 was approximately $34,000.

The Company records right-of-use assets and liabilities at the present value of the fixed lease payments over the term at the commencement date. The Company uses its incremental borrowing rate of 12% to determine the present value of the lease as the rate implicit in the lease is typically not readily available.

Information related to the Company’s right-of-use assets and lease liabilities consist of the following:

July 31,
2025
Right-of-use assets	$347,062

Lease liabilities, current	$124,173
Lease liabilities, net of current portion	281,570
Total lease liabilities	$405,743

Weighted average remaining term (in years)	2.8
Weighted average discount rate	12%

As of July 31, 2025, future maturities of lease liabilities due under lease agreements for the period ended are as follows:

2026	124,145
2027	169,307
2028	173,559
2029	14,492
Total future lease payments	481,503
Less imputed interest	(75,760)
Total operating lease liabilities	$405,743

Litigation

From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of business. The Company does not believe that the outcome of those matters will have a material adverse effect to the financial position, operating results or cash flows. However, there can be no assurance such legal proceedings will not have a material impact.

The Company is not aware of any material claims outstanding or pending against the Company as of July 31, 2025.

Royalty Agreements

In 2013, the Company entered into an agreement (the “Technology Agreement”) with its founder, conveying ownership of all intellectual property and rights to the Company. As part of that agreement, the Company will make royalty payments, based upon paid MyoVista wavECG device unit sales, as follows:

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

The following table summarizes the segment's financial information including the Company's significant segment expenses:

	July 31,	July 31
	2025	2024

Gross Margin	$1,140	$-
Segment operating expenses:
Clinical and regulatory	190,896	211,268
Research and development	764,803	973,712
Operations	41,507	39,951
Sales and marketing	86,942	99,091
General and administrative	791,111	751,645
Loss from operations	(1,874,119)	(2,075,667)
Other income (expense):
Interest expense	(183,688)	(22,526)
Other income	2,813	46,504
Total other income (expense), net	(180,875)	23,978
Net loss	$(2,054,994)	$(2,051,689)

Note 10. Subsequent Events

Management has evaluated subsequent events after the balance sheet date of July 31, 2025, through the date of filing.

Subsequent to July 31, 2025, the Company entered into agreements with Streeterville, pursuant to which Streeterville exchanged a further $700,000 in aggregate principal owed under the Streeterville Note, for 205,237 shares of the Company's Common Stock. The issuance of the shares was made pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act. In addition, the Company repaid in cash $350,000 in principal on the Streeterville note.

Subsequent to July 31, 2025, the Company issued 238,720 Units consisting of shares of Series D Preferred Stock and warrants to purchase shares of Common Stock for gross proceeds of approximately $0.8 million. As of the date of this filing, no Agent Units have been issued. Subsequent to July 31, 2025, 168,249 shares of Series D Preferred Stock converted into 168,249 shares of the Company's Common Stock.

On August 3, 2025, the Company entered into Amendment No. 3 to the Original EDA (the “Third Amended EDA” and, collectively with the Amendments to the EDA, the “EDA”) with Maxim Group pursuant to which the Company may offer and sell, from time to time, up to $25,000,000 of shares of Common Stock and the parties further agreed that Maxim will be entitled to compensation at a commission rate equal to 4.0% of the gross sales price per share sold pursuant to the EDA up to a maximum of $11,036,310 in gross proceeds to the Company, and 3.0% of the gross sales price per share sold pursuant to the EDA from any gross proceeds to the Company in excess of such amount; provided, however, that in no event will the Company issue or sell through the Sales Agent such number of shares of Common Stock that would cause the Company or the offering of its shares of Common Stock to not satisfy the eligibility and transaction requirements for use of Form S-3 (including General Instruction I.B.6 of Form S-3). As of July 31, 2025, the aggregate market value of the Company’s outstanding shares of Common Stock held by non-affiliates was $14,737,609, which was calculated based on 2,276,253 outstanding shares of Common Stock held by non-affiliates on July 31, 2025 and a price per share of $5.73, which was the closing price of the Common Stock on July 10, 2025 and is the highest closing sale price of Common Stock on the Nasdaq Capital Market within the prior 60 days. Pursuant to General Instruction I.B.6 of Form S-3, in no event will the Company sell the shelf securities in a public primary offering with a value exceeding more than one-third of the aggregate market value of the Company’s voting and non-voting ordinary shares held by non-affiliates in any 12-month period as long as the aggregate market value of the Company’s outstanding ordinary shares held by non-affiliates is less than $75 million.

The shares of Common Stock issuable pursuant to the EDA have been registered under the Securities Act, pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-274554) (the “Registration Statement”), which was declared effective by the SEC on September 28, 2023, and will be issued and sold pursuant to the at the market offering prospectus contained therein, as amended and supplemented by the prospectus supplement dated August 3, 2025 and filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act on August 4, 2025, and as it may be further amended and supplement from time to time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our unaudited financial statements and the notes presented herein included in this Quarterly Report on Form 10-Q and the audited financial statements and the related notes set forth in our 2025 Annual Report on Form 10-K. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Cautionary Note Regarding Forward-Looking Statements” and under “Risk Factors” as identified under Part 1, Item 1A of our 2025 Annual Report on Form 10-K.

Overview

We are a medical technology company focused on applying AI and innovative software technology to expand and improve ECG’s (also known as an EKG) clinical usefulness. Our objective is to provide modernized ECG software and hardware platforms that will allow ECGs to be far more valuable cardiac screening tools by expanding clinical capabilities to detect a broader range of heart disease using Artificial Intelligence. We are seeking to provide both hardware and software solutions that can be used in almost any care setting worldwide, either via our MyoVista Insights cloud-based ECG management and AI-ECG algorithm hosting platform using one of the millions of ECG devices currently in clinical use or via our proprietary MyoVista wavECG device. We have been developing a cloud-based platform to modernize ECG management systems that can also host state-of-the-art AI-ECG algorithms on an ECG hardware agnostic basis (the “MyoVista Insights Cloud Platform”). The MyoVista wavECG, is a resting 12-lead ECG has been developed to host AI-ECG software algorithm(s) designed to make available on-device AI-ECG algorithms as well as conventional ECG information in the same test. We intend to offer a range of software-based AI-ECG algorithms, via each product. The MyoVista Insights Cloud Platform does not require FDA clearance. AI-ECG algorithms to be delivered on MyoVista Insights Cloud Platform or the MyoVista wavECG device would each require FDA clearance and, as yet, those are not available.

The AI-ECG algorithms are intended to provide diagnostic information which has traditionally required cardiac imaging. We believe the combination of a device agnostic cloud platform and MyoVista wavECG device would allow us to offer AI-ECG s algorithms developed by us or other third parties across a wide range of healthcare settings from large heath systems to frontline or point of care environments such as primary care.

Phase 1 of the MyoVista Insights Cloud Platform has been launched, and we expect revenues will come from a combination of install fees and SaaS based usage fees. We expect to adopt a recurring subscription revenues model for AI-ECG algorithms hosted on either the platform or device based on algorithm or device usage including proprietary device based consumable revenue. Our MyoVista Insights Cloud Platform has been designed to provide an algorithm marketplace and host third party AI-ECG algorithms, which increases its clinical value and our speed to market as well as reducing Research and Development ("R&D") costs associated with internal algorithm development.

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

The Company has designed or licensed algorithms designed to help address these limitations and extend the clinical capability of an ECG to detect cardiac dysfunction and other heart disease types. We expect the first AI-ECG algorithm to be submitted for use on the MyoVista Insights Cloud Platform would be for detection of low ejection fraction, or systolic dysfunction, and based on one of those licensed from Mount Sinai.

Our first AI-ECG algorithm expected to be hosted on the MyoVista wavECG device has been designed by the Company and applies AI-machine learning to the signal processed ECG signal to develop a proprietary algorithm designed to detect the echocardiographic measure for impaired cardiac relaxation (e’) (i.e. cardiac dysfunction). In July 2025, the American Society of Echocardiography (“ASE”) released updated guidelines for evaluating Left Ventricular Diastolic Dysfunction (“LVDD”), placing increased emphasis on cardiac relaxation (e’) and now requiring specific age-based threshold adjustments. Although we incorporated age-based measures, previously agreed with the FDA, we expect to update the algorithm to the new ASE published age-based measures prior to FDA submission and also make it available on both the MyoVista Insights Cloud Platform and MyoVista wavECG device.

Previously, we intended to combine, in a single FDA submission, the MyoVista wavECG and the impaired cardiac relaxation algorithm under two separate two product codes. We now intend to make separate submissions to the FDA for the device and software algorithm which we believe would simplify and speed up the FDA submission and clearance process and allow us to make the algorithm available on both the device and MyoVista Insights Cloud Platform.

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

New Class II devices, such as our products, require FDA premarket review. The MyoVista wavECG device along with its proprietary software and hardware is classified as a Class II medical device by the FDA. Premarket review and clearance by the FDA for these devices is generally accomplished through the 510(k) premarket notification process or De Novo classification request, or petition process. We previously submitted an FDA De Novo classification request in December 2019 for the MyoVista wavECG and, following feedback and communications with the FDA during and since that submission, we have been making modifications to our device, including its proprietary algorithm. We were previously planning a revised submission under the De Novo pathway, however, in December 2023 the FDA confirmed that we could submit the MyoVista wavECG device for clearance under the 510(k) pathway following the grant by the FDA in August 2023 of an industry-first De Novo clearance which created a new Class II product code for cardiovascular machine learning-based notification software. This was in respect of a hypertrophic cardiomyopathy algorithm and in late September 2023, the FDA cleared an algorithm for low ejection fraction (less than 40%) under the 510(k) pathway using this new product code. We finished the patient recruitment and core lab work for our FDA validation study and had been undertaking device and algorithm development testing for a revised FDA submission. Following the release by the American Society of Echocardiography of updated guidelines for evaluating LVDD in July 2025, and new age-based threshold adjustments we now intend to make separate submissions to the FDA for the device and software algorithm. FDA submission of the MyoVista wavECG device is expected in the calendar 2025.

To date we have not yet entered into a discussion with the FDA regarding the first self-developed AI-ECG algorithm for the MyoVista Insights Cloud Platform. We expect that to fall under the 510(k) pathway and are aiming for an FDA submission of a low-ejection fraction algorithm during the first half of calendar 2026.

Recent Developments

Amendment to the Bylaws

On June 27, 2025, in connection with certain recent changes to the Texas Business Organizations Code (“TBOC”) and in light of Texas law, the Board adopted certain amendments to the Company’s Bylaws (the “Bylaw Amendments”) in order to: (i) add a new section to provide for a jury trial waiver for “internal entity claims” as defined in the TBOC; (ii) add a new section to adopt an ownership threshold requiring any shareholder or group of shareholders to hold shares of common stock sufficient to meet an ownership threshold of at least 3% of the Company’s issued and outstanding shares in order to institute or maintain a derivative proceeding; and (iii) make technical revisions to clarify the scope of the exclusive forum provision. The Bylaw Amendments, adopted in accordance with Texas law, became effective on June 27, 2025.

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

FDA Breakthrough Device Designation

In June 2025, we were granted “Breakthrough Device” designation by the FDA for our aortic stenosis ECG algorithm.

Streeterville Note Purchase Agreement and Promissory Note

In September 2024, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”), with Streeterville Capital, LLC, an accredited investor (“Streeterville”), pursuant to which the Company issued to Streeterville an unsecured note in the original principal amount of $2,510,000 (the “Streeterville Note”). The Streeterville Note carried an OID of $500,000, and $10,000 was reimbursement for Streeterville's transaction expenses. Additionally, the Company incurred debt financing costs of $159,700. As a result, the Company received aggregate net proceeds of approximately $1.9 million in connection with the issuance of the Streeterville Note. As of the date of this Quarterly Report, the Company and Streeterville has exchanged $1,805,000 in aggregate principal for 506,348 shares of the Company's Common Stock and the Company has repaid in cash $450,000 of principal. The issuance of the shares were made pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act.

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

As of the date of this Quarterly Report, we have issued 1,556,409 Units consisting of shares of Series D Preferred Stock and Warrants to purchase shares of Common Stock for gross proceeds of approximately $5.4 million. As of the date of this Quarterly Report, no Agent Units have been issued and 1,054,549 shares of Series D Preferred Stock have been converted into 1,054,549 shares of Common Stock.

Amendment No. 3 to the Equity Distribution Agreement

On August 3, 2025, the Company entered into Amendment No. 3 to the Original EDA (the “Third Amended EDA” and, collectively with the Amendments to the EDA, the “EDA”) with Maxim Group pursuant to which the Company may offer and sell, from time to time, up to $25,000,000 of shares of Common Stock and the parties further agreed that Maxim will be entitled to compensation at a commission rate equal to 4.0% of the gross sales price per share sold pursuant to the EDA up to a maximum of $11,036,310 in gross proceeds to the Company, and 3.0% of the gross sales price per share sold pursuant to the EDA from any gross proceeds to the Company in excess of such amount; provided, however, that in no event will the Company issue or sell through the Sales Agent such number of shares of Common Stock that would cause the Company or the offering of its shares of Common Stock to not satisfy the eligibility and transaction requirements for use of Form S-3 (including General Instruction I.B.6 of Form S-3). As of July 31, 2025, the aggregate market value of the Company’s outstanding shares of Common Stock held by non-affiliates was $14,737,609, which was calculated based on 2,276,253 outstanding shares of Common Stock held by non-affiliates on July 31, 2025 and a price per share of $5.73, which was the closing price of the Common Stock on July 10, 2025 and is the highest closing sale price of Common Stock on the Nasdaq Capital Market within the prior 60 days. Pursuant to General Instruction I.B.6 of Form S-3, in no event will the Company sell the shelf securities in a public primary offering with a value exceeding more than one-third of the aggregate market value of the Company’s voting and non-voting ordinary shares held by non-affiliates in any 12-month period as long as the aggregate market value of the

Company’s outstanding ordinary shares held by non-affiliates is less than $75 million. During the 12 calendar months prior to, the Company has not sold any shares of Common Stock pursuant to General Instruction I.B.6 of Form S-3.

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

Research and Development Expenses

Our R&D activities primarily consist of clinical, regulatory, engineering and research work associated with our MyoVista wavECG device and MyoVista Insights Cloud Platform. R&D expenses include payroll and personnel-related costs for our R&D, clinical and regulatory personnel, including expenses related to stock-based compensation for such employees, consulting services, clinical trial expenses, regulatory expenses, prototyping and testing. R&D expenses also include costs attributable to clinical trial expenses including clinical trial design, site development and study costs, data, related travel expenses, the cost of products used for clinical activities, internal and external costs associated with regulatory compliance and patent costs. We have expensed R&D costs as they have been incurred.

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

Interest Expense

Interest expense relates to our outstanding debt and related amortization of debt discount and deferred offering costs.

Other Income (Expense), Net

Other income (expense), net primarily consists of interest earned on cash balances.

The following table summarizes our results of operations for the periods presented on our statement of operations data.

	Three Months Ended July 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentages, unaudited)

Revenue	$2	$-	2	—%
Cost of sales	1	-	1	—%
Gross margin	1	-	1	—%
Operating expenses:

Research and development	997	1,225	(228)	(19)%
Selling, general and administrative	878	851	27	3%
Total operating expenses	1,874	2,076	(201)	(10)%

Loss from operations	(1,874)	(2,076)	201	(10)%
Other income (expense):
Interest expense	(184)	(23)	(161)	715%
Other income	3	47	(44)	(94)%
Total other income (expense), net	(181)	24	(205)	(839)%
Net loss	$(2,055)	$(2,052)	$(3)	0%

Summary of Statements of Operations for the three months ended July 31, 2025 compared with the three months ended July 31, 2024:

Revenues were $2,000 and cost of sales were $1,000 for the three months ended July 31, 2025. Our revenues in the fiscal years have been mainly generated from suppliers in the establishment of distributor relationships outside the United States as part of obtaining feedback during product development and improvement of the MyoVista wavECG.

Research and development expenses were $997,000 for the three months ended July 31, 2025, representing a decrease of $228,000, or 19% when compared to the same periods in 2024. The decrease is primarily due to reduced cloud consulting costs as we have completed phase 1 of our MyoVista Insights Cloud Platform providing an initial functioning platform as a basis for FDA submission and clearance contemporaneous with our first cloud-based AI-ECG algorithm.

Selling, general, and administrative expenses were approximately $878,000 for the three months ended July 31, 2025, representing an increase of $27,000, or 3% when compared to the same periods in 2024. The increase is primarily due to approximately $100,000 increase in stock compensation expense during the quarter ended July 31, 2025, offset by reductions in marketing costs, professional fees related to the Reverse Stock Split, and patent costs in an aggregate amount of approximately $81,000.

Interest expense was $184,000 for the three months ended July 31, 2025, representing an increase of $161,000 or 715% when compared to the same periods in 2024. Interest expense in Fiscal 2025 is related to interest on the FRV Note and interest and debt service amortization on the Streeterville Note.

Other income of $3,000 during the three months ended July 31, 2025 is related to interest earned on our cash balances.

Liquidity, Capital Resources, and Going Concern Considerations

We have incurred losses each year since inception and have experienced negative cash flows from operations in each year since inception. We incurred a net loss of $2.1 million for the period ended July 31, 2025. As of July 31, 2025, we had an accumulated deficit of $78.2 million and stockholder's equity of $3.1 million and working capital of $1.4 million.

Based on our current business plan assumptions and expected cash burn rate, we believe that the existing cash is insufficient to fund operations for the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding our ability to continue as a going concern.

On March 10, 2025, the Company commenced an offering on a "best efforts" basis for a maximum of up to 4,285,714 Units. Each Unit (each a "Unit" and collectively the “Units”) consists of one (1) share of Series D Convertible Preferred Stock, par value $0.001 per share (the “Series D Preferred Stock”), and one (1) warrant the (“Warrants”), each to purchase one (1) share of the Company's Common

Stock. The Units will be sold at an offering price of $3.50 per Unit, for a maximum offering amount of $15.0 million worth of units. During the three months ended July 31, 2025, the Company issued 1,317,689 Units for gross proceeds of approximately $4.6 million. Subsequent to July 31, 2025, the Company issued 238,720 Units for gross proceeds of approximately $0.8 million, and there was approximately $9.6 million available for issuance as of the financial statement issuance date. We expect any proceeds received from the offering will be used for working capital and general corporate purposes.

In September 2023, the Company entered into an Equity Distribution Agreement (“EDA”) with an institutional investor, pursuant to which the Company may offer and sell an aggregate of up to $3.25 million of its shares of Common Stock in At-the-Market offerings (“ATM Facility”). In November 2023, the EDA was further amended increasing the aggregate amount of Common Stock that may be sold under the ATM Facility to up to $15.0 million, and further amended again in August 2025, increasing the aggregate amount of Common Stock that may be sold under the ATM Facility from to up to $25.0 million. The Company is eligible to sell up to $14.7 million worth of shares of Common Stock as the aggregate market value of the Company's shares of Common Stock eligible for sale under the EDA is subject to limitations of General Instruction I.B.6 of Form S-3 until such time that the Company's public float equals or exceeds $75.0 million. In the event the aggregate market value of the Company’s outstanding Common Stock held by non-affiliates equals or exceeds $75.0 million, then the one-third limitation on sales set forth in General Instruction I.B.6 of Form S-3 shall not apply to additional sales made pursuant to the EDA. There were no shares issued under the ATM during the three months ended July 31, 2025, and there was approximately $4.3 million available for issuance as of the financial statement issuance date. We expect any proceeds received from the ATM Facility will be used for working capital and general corporate purposes.

In March 2023, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) providing for the purchase, from time to time at the Company’s discretion, of up to $15.0 million of the Company’s Common Stock, over the thirty-six (36) month term of the purchase agreement (“Equity Line”). There were no shares issued under the equity line during the three months ended July 31, 2025. As of the date of this Quarterly Report, the Company has issued and sold an aggregate 253,617 shares of Common Stock, including 1,625 commitment shares, under the Equity Line receiving gross proceeds of approximately $2.2 million and there was approximately $12.8 million available for issuance under the Equity Line. We expect any proceeds received from the Equity Line will be used for working capital and general corporate purposes.

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

Since our inception, we have raised capital through the public and private sale of debt and equity. As of July 31, 2025, we had cash and cash equivalents balance of approximately $2.8 million, an increase of $1.7 million from $1.1 million as of April 30, 2025.

The table below presents our cash flows for the periods indicated:

	Three Months Ended July 31,
U.S. dollars, in thousands	2025	2024
	(Unaudited)
Net cash used in operating activities	$(1,953)	$(2,019)
Net cash used in investing activities	$(1)	$(1)
Net cash provided by financing activities	$3,648	$552
Net change in cash and cash equivalents during the period	$1,694	$(1,468)

Operating Activities

Net cash used by our operating activities of $1.9 million during the three months ended July 31, 2025 is primarily due to our net loss of $2.1 million, plus $316,000 in non-cash expenses less $215,000 of net changes in operating assets and liabilities.

Net cash used by our operating activities of $2.0 million during the three months ended July 31, 2024 is primarily due to our net loss of $2.1 million, plus $98,000 in non-cash expenses less $65,000 of net changes in operating assets and liabilities.

Financing Activities

Net cash provided by financing activities of $3.6 million during the three months ended July 31, 2025 is primarily from the issuance of Series D Preferred Stock and warrants.

Net cash provided by financing activities of $0.6 million during the three months ended July 31, 2024 is primarily from the issuance of Common Stock under the Equity Line and the ATM Facility.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2025 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required to be provided by a smaller reporting company.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company's disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based upon the most recent evaluation of internal controls over financial reporting, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) determined that our disclosure controls and procedures were not effective as of July 31, 2025 as a result of identified material weaknesses in our internal control over financial reporting. The identified material weaknesses were as follows: (i) lack of proper approval processes and review processes and documentation for such reviews; (ii) we did not maintain sufficient U.S. GAAP and SEC accounting resources commensurate with those required of a public company; and (iii) insufficient number of staff to maintain optimal segregation of duties and levels of oversight. We have taken and continue to take remedial steps to improve our internal controls over financial reporting, which includes designing and implementing effective processes and controls over significant accounts and disclosure, and the preparation of account reconciliations and review of journal entries. Our Chief Financial Officer frequently attends continuing education for updates on accounting policies and procedures. We cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. Management is monitoring the effectiveness of these and other processes, procedures and controls and will make any further changes deemed appropriate. We are committed to ensuring that our internal controls over financial reporting are designed and operating effectively. Management believes the foregoing actions will effectively remediate the material weaknesses, however, our material weaknesses will not be considered remediated until controls are in place for a period of time, the controls are tested, and management concludes that the controls are properly designed and operating effectively.

Changes in Internal Control Over Financial Reporting

Except as described above with respect to the remediation steps we are taking, there have been no changes in our internal control over financial reporting during the quarter ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For a discussion of risk factors, please refer to Item 1A of our 2025 Annual Report on Form 10-K. There have been no material changes to the risk factors contained in Item 1A of our 2025 Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

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
1.2

Equity Distribution Agreement, dated as of September 18, 2023 by and between the Company and Maxim Group LLC (incorporated by reference to Exhibit 1.2 to our Registration Statement on Form S-3, filed with the SEC on September 18, 2023)

1.3

Amendment No. 1 to Equity Distribution Agreement dated November 9, 2023 between the Company and Maxim Group LLC (incorporated by referred to Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on November 13, 2023)

1.4

Amendment No. 2 to Equity Distribution Agreement dated November 17, 2023 between the Company and Maxim Group LLC (filed as Exhibit 1.3 on our Current Report on Form 8-K filed with the SEC on November 17, 2023)

1.5

Amendment No. 3 to Equity Distribution Agreement dated August 3, 2025 between the Company and Maxim Group LLC (filed as Exhibit 1.4 on our Current Report on Form 8-K filed with the SEC on August 4, 2025.

1.6

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

1.8

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

3.3	Third Amended and Restated Bylaws of the Company
3.4

Form of Certificate of Amendment to Amended and Restated Certificate of Formation of the Company (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to our Registration Statement on Form S-1 filed June 6, 2022)

3.5	Certificate of Amendment to Amended and Restated Certificate of Formation of the Company as amended (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed June 23, 2022)
3.6	Certificate of Amendment to the Amended and Restated Certificate of Formation, dated as of May 6, 2024 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed May 6, 2024)
3.7

Certificate of Amendment to the Amended and Restated Certificate of Formation of the Company, dated as of October 10, 2024 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed October 18, 2024)

3.8

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
10.8

$1M Loan and Security Agreement by and among the Company, Front Range Ventures, LLC and John Q. Adams, Sr., dated April 24, 2020 (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 filed May 17, 2022)

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

10.25†	The 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on March 16, 2023)
10.26†

Form of the Company's Incentive Stock Option Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on March 23, 2023)

10.27†

Form of the Company's Non-Qualified Stock Option Agreement under the Company’s 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on March 23, 2023)

10.28†	Amendment No. 1 to the Company's 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-8, filed with the SEC on February 26, 2024)
10.29†	Amendment No. 2 to the Company's 2023 Equity Incentive plan (filed as Exhibit 10.1 on our Current Report on Form 8-K, filed with the SEC on July 14, 2025)
10.30

Amendment No. 2 License Agreement by and between the Company and The University Court of The University of Glasgow, dated March 31, 2023 (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K, filed with the SEC on July 19, 2023)

10.31

Senior Unsecured Promissory Drawdown Loan Note by and among the Company and Matthews Southwest Holdings, Inc., dated September 6, 2023 and executed on September 7, 2023 (incorporated by reference to Exhibit 10.1 our Current Report on Form 8-K, filed with the SEC on September 7, 2023)

10.32

Securities Purchase Agreement, dated as of September 20, 2023, by and between the Company and Icahn School of Medicine at Mount Sinai (incorporated by reference to Exhibit 10.1 our Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.33

License: Pulmonary Embolism Detection From the Electrocardiogram Using Deep Learning (incorporated by reference to Exhibit 10.2 our Current Report on Form 8-K, filed with the SEC on September 21, 2023)

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
10.49

Amendment No. 6 to Loan and Security Agreement by and between the Company and Front Range Ventures LLC dated August 19, 2024 (filed as Exhibit 10.1 on our Current Report on Form 8-K, filed with the SEC on August 19, 2024)

10.50

No. 2 Amended and Restated Secured Promissory Note by and between the Company and Front Range Ventures LLC dated August 19, 2024 (filed as Exhibit 10.1 on our Current Report on Form 8-K, filed with the SEC on August 19, 2024)

10.51†

Employment Agreement by and between the Company and Danielle Watson, dated October 15, 2021 (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1 filed October 16, 2023)

10.52

Note Purchase Agreement, by and between the Company and Streeterville Capital, LLC dated September 6, 2024 (filed as Exhibit 10.1 on our Current Report on Form 8-K, filed with the SEC on September 10, 2024)

10.53	Purchase Note dated September 6, 2024 (filed as Exhibit 10.2 on our Current Report on Form 8-K, filed with the SEC on September 10, 2024)
19.1	Insider Trading Policy
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

† Management contract or compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HeartSciences Inc.

Date: September 11, 2025	By:	/s/ Andrew Simpson
	Name:	Andrew Simpson
	Title:	President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)

Date: September 11, 2025	By:	/s/ Danielle Watson
	Name:	Danielle Watson
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)