Form 10-Q
period 2025-10-31
HeartSciences Inc.
filed 2025-12-15
CIK 1468492

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

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

As of December 12, 2025, the registrant had 3,178,207 shares of Common Stock outstanding.

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
•
our ability to receive regulatory clearance for the MyoVista wavECG or the MyoVista Insights platform (“MyoVista Insights”), and associated AI-ECG algorithms from the U.S. Food and Drug Administration (the “FDA”), state regulators, if any, or other similar foreign regulatory agencies, including approval to conduct clinical trials, the timing and scope of those trials and the prospects for regulatory approval or clearance of, or other regulatory action with respect to our current products or other future potential products;
•
our ability to further advance the development of the MyoVista wavECG, our 12-lead electrocardiograph (“ECG”) device that also incorporates an additional proprietary AI-ECG algorithm that we have been designing to detect cardiac dysfunction, or the MyoVista Insights, or our ECG device agnostic platform and to develop and incorporate AI-ECG algorithms on that platform, as well as other future potential products;
•
our ability to launch sales of the MyoVista wavECG, MyoVista Insights, and AI-ECG algorithms or any future potential products into the U.S.;
•
our assessment of the potential of the MyoVista wavECG device, MyoVista Insights, and AI-ECG algorithms and any future potential products;
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

i

HEARTSCIENCES INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HeartSciences Inc.

Condensed Balance Sheets

	October 31,	April 30,
	2025	2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,951,103	$1,098,098
Accounts receivable	—	4,350
Inventory, net	657,285	650,267
Prepaid expenses	221,642	87,443
Deferred offering costs	705,499	290,925
Other current assets	257,959	40,374
Total current assets	3,793,488	2,171,457

Property and equipment, net	52,986	63,549
Capitalized software	198,703	—
Intangible assets, net	1,629,307	1,616,277
Right-of-use assets, net	321,633	371,626
TOTAL ASSETS	$5,996,117	$4,222,909

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$317,390	$318,661
Accrued expenses	311,184	506,307
Accrued interest expense	160,261	177,628
Operating lease liabilities, current portion	128,977	119,518
Notes payable	500,000	2,551,170
Other current liabilities	148,572	29,927
Total current liabilities	1,566,384	3,703,211

LONG-TERM LIABILITIES
Operating lease liabilities, long-term	247,263	314,527
Total long-term liabilities	247,263	314,527

TOTAL LIABILITIES	1,813,647	4,017,738

COMMITMENTS AND CONTINGENCIES (NOTE 2, 4-6, and 7)
STOCKHOLDERS' EQUITY
Series C convertible preferred stock, $0.001 par value, 20,000,000 shares authorized and 600,000 designated; 380,440 shares issued and outstanding as of October 31, 2025 and April 30, 2025.	380	380
Series D convertible preferred stock, $0.001 par value, 20,000,000 shares authorized and 4,285,714 designated; 579,839 shares issued and outstanding as of October 31, 2025 and 0 shares issued and outstanding at April 30, 2025.	580	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 3,071,135 shares issued and outstanding as of October 31, 2025 and 1,119,107 shares issued and outstanding as of April 30, 2025.	3,071	1,119
Additional paid-in capital	84,711,837	76,331,307
Accumulated deficit	(80,533,398)	(76,127,635)
TOTAL STOCKHOLDERS' EQUITY	4,182,470	205,171
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,996,117	$4,222,909

The accompanying notes are an integral part of these condensed unaudited financial statements.

HeartSciences Inc.

Condensed Statements of Operations (Unaudited)

	Three months ended October 31,		Six months ended October 31,
	2025	2024	2025	2024

Revenue	$2,419	$—	$4,319	$—

Cost of sales	1,008	—	1,768	—

Gross margin	1,411	—	2,551	—

Operating expenses:
Research and development	727,026	1,198,965	1,724,232	2,423,896
Selling, general and administrative	1,347,788	786,068	2,225,841	1,636,804
Total operating expenses	2,074,814	1,985,033	3,950,073	4,060,700

Loss from operations	(2,073,403)	(1,985,033)	(3,947,522)	(4,060,700)

Other income (expense)
Interest expense	(279,534)	(117,598)	(463,222)	(140,124)
Other income	2,168	19,713	4,981	66,217
Total other expense	(277,366)	(97,885)	(458,241)	(73,907)

Net loss	$(2,350,769)	$(2,082,918)	$(4,405,763)	$(4,134,607)

Net loss per share, basic and diluted	$(0.85)	$(2.27)	$(2.10)	$(4.88)

Weighted average common shares outstanding, basic and diluted	2,780,496	917,445	2,097,030	847,990

The accompanying notes are an integral part of these condensed unaudited financial statements.

HeartSciences Inc.

Condensed Statements of Stockholders' Equity (Unaudited)

Three Month Periods Ended October 31, 2025 and 2024

	Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

BALANCE AT JULY 31, 2025	380,440	$380	429,901	$430	2,281,054	$2,281	$81,320,649	$(78,182,629)	$3,141,111

Issuance of Series D Preferred Stock and Warrants, net of fees	—	—	594,694	595	—	—	1,752,236	—	1,752,831

Conversion of Series D Preferred Stock to Common Stock	—	—	(444,756)	(445)	444,756	445	—	—	-

Issuance of Common Stock upon exchange of debt and accrued interest	—	—	—	—	296,467	296	999,704		1,000,000

Sale of Common Stock under ATM facility	—	—	—	—	48,858	49	172,790	—	172,839

Warrants issued to non-employees	—	—	—	—	—	—	29,574	—	29,574

Stock based compensation	—	—	—	—	—	—	436,884	—	436,884

Net loss	—	—	—	—	—	—	—	(2,350,769)	(2,350,769)

BALANCE AT OCTOBER 31, 2025	380,440	$380	579,839	$580	3,071,135	$3,071	$84,711,837	$(80,533,398)	$4,182,470

BALANCE AT JULY 31, 2024	380,440	$380	—	—	906,416	$907	$75,346,766	$(69,414,095)	$5,933,958

Sale of Common Stock, net of fees	—	—	—	—	41,405	41	121,079	—	121,120

Stock based compensation - management & other employees	—	—	—	—	—	—	44,561	—	44,561

Net loss	—	—	—	—	—	—	—	(2,082,918)	(2,082,918)

BALANCE AT OCTOBER 31, 2024	380,440	$380	—	—	947,821	$948	$75,512,406	$(71,497,013)	$4,016,721

The accompanying notes are an integral part of these condensed unaudited financial statements.

HeartSciences Inc.

Condensed Statements of Stockholders' Equity (Unaudited)

Six Month Periods Ended October 31, 2025 and 2024

	Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

BALANCE AT APRIL 30, 2025	380,440	$380	—	—	1,119,107	$1,119	$76,331,307	$(76,127,635)	$205,171

Issuance of Series D Preferred Stock and Warrants, net of fees	—	—	1,912,383	1,912	—	—	5,547,295	—	5,549,207

Conversion of Series D Preferred Stock to Common Stock	—	—	(1,332,544)	(1,332)	1,332,544	1,332	—	—	-

Issuance of Common Stock upon exchange of debt and accrued interest	—	—	—	—	570,626	571	2,019,429	—	2,020,000

Sale of Common Stock under ATM facility	—	—	—	—	48,858	49	172,790	—	172,839

Warrants issued to nonemployees	—	—	—	—	—	—	29,574	—	29,574

Stock based compensation	—	—	—	—	—	—	611,442	—	611,442

Net loss	—	—	—	—	—	—	—	(4,405,763)	(4,405,763)

BALANCE AT OCTOBER 31, 2025	380,440	$380	579,839	$580	3,071,135	$3,071	$84,711,837	$(80,533,398)	$4,182,470

BALANCE AT APRIL 30, 2024	380,440	$380	—	—	676,598	$677	$74,678,650	$(67,362,406)	$7,317,301

Sale of Common Stock, net of fees	—	—	—	—	176,762	177	724,689	—	724,866

Common Stock issued resulting from Reverse Stock Split	—	—	—	—	94,461	94	(94)	—	-

Warrants issued to nonemployees	—	—	—	—			10,046	—	10,046

Stock based compensation - management & other employees	—	—	—	—	—	—	99,115	—	99,115

Net loss	—	—	—	—	—	—	—	(4,134,607)	(4,134,607)

BALANCE AT OCTOBER 31, 2024	380,440	$380	-	$-	947,821	$948	$75,512,406	$(71,497,013)	$4,016,721

The accompanying notes are an integral part of these condensed unaudited financial statements.

HeartSciences Inc.

Statements of Cash Flows (Unaudited)

	Six months ended October 31,
	2025	2024
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,405,763)	$(4,134,607)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	14,117	24,079
Amortization of debt discounts and deferred financing costs	373,830	65,970
Amortization - Right-of-use assets, operating lease	49,993	43,649
Stock-based compensation	611,442	99,115
Warrants issued to non-employees	29,574	10,046

Changes in current assets and liabilities:
Accounts receivable	4,350	—
Inventory	(7,018)	(23,728)
Prepaid and other current assets	(118,315)	205,321
Deferred offering costs	(414,574)	(11,056)
Capitalized software	(198,703)	—
Accounts payable	(1,271)	(171,335)
Accrued liabilities	(167,490)	(260,272)
Lease liability, operating lease	(57,805)	(49,452)
Net cash used in operating activities	(4,287,633)	(4,202,270)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual property - intangibles	(3,554)	(3,518)
Purchase of property and equipment	(13,030)	(3,157)
Net cash used in investing activities	(16,584)	(6,675)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Series D Preferred Stock and warrants, net of issuance costs	5,549,207	—
Issuance of Common Stock, net of fees	172,839	724,866
Principal repayments on the Streeterville note	(450,000)	—
Proceeds from Streeterville note, net	—	1,850,300
Repayments of financed insurance premiums	(114,824)	(121,749)
Net cash provided by financing activities	5,157,222	2,453,417

Net change in cash and cash equivalents during the period	853,005	(1,755,528)
Cash and cash equivalents, beginning of period	1,098,098	5,807,648
Cash and cash equivalents, end of period	$1,951,103	$4,052,120

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Issuance of Common Stock for Series D Preferred Stock conversions	$1,332	$—
Issuance of Common Stock for exchange of debt and accrued interest	$2,020,000	$—
Issuance of Common Stock resulting from the Reverse Stock Split	$—	$94
Financed insurance premiums	$233,469	$244,259

The accompanying notes are an integral part of these condensed unaudited financial statements.

HeartSciences Inc.

Notes to Condensed Unaudited Financial Statements

Note 1. Basis of Presentation

HeartSciences Inc. (“HeartSciences” or the “Company”) is a healthcare informational technology (“HIT”) company specializing in ECG technologies. The Company is a Texas corporation and is headquartered in Southlake, Texas.

HeartSciences is a healthcare information technology company focused on advancing electrocardiography (“ECG” or “EKG”) through artificial intelligence (“AI”). The Company has developed MyoVista Insights™, a cloud-native, vendor- and device-agnostic ECG management platform designed to improve workflow efficiency, streamline data management, and support the deployment of third-party AI-ECG algorithms. MyoVista Insights is classified as a Medical Device Data System (“MDDS”) and is exempt from U.S. Food and Drug Administration (“FDA”) 510(k) requirements. HeartSciences has also developed the MyoVista® wavECG™ device, which provides conventional ECG functionality and is designed to host AI-ECG algorithms. The Company submitted the MyoVista wavECG device to the FDA for 510(k) premarket clearance in December 2025 and has licensed or developed additional AI-ECG algorithms that may be submitted for regulatory clearance in the future.

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

The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. At October 31, 2025 and April 30, 2025, the Company had an accumulated deficit of $80.5 million and $76.1 million, respectively. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

On March 10, 2025, the Company commenced an offering on a "best efforts" basis for a maximum of up to 4,285,714 Units. Each Unit (each a "Unit" and collectively the “Units”) consists of one (1) share of Series D Convertible Preferred Stock, par value $0.001 per share (the “Series D Preferred Stock”), and one (1) warrant, each to purchase one (1) share of the Company's Common Stock. The Units will be sold at an offering price of $3.50 per Unit, for a maximum offering amount of $15.0 million worth of units. During the six months ended October 31, 2025, the Company issued 1,912,383 Units for gross proceeds of approximately $6.7 million. There was approximately $8.3 million available for issuance as of the financial statement issuance date.

In September 2023, the Company entered into an Equity Distribution Agreement (“EDA”) with an institutional investor, pursuant to which the Company may offer and sell an aggregate of up to $3.25 million of its shares of Common Stock in At-the-Market offerings (“ATM Facility”). In November 2023, the EDA was further amended increasing the aggregate amount of Common Stock that may be sold under the ATM Facility to $15.0 million, and further amended again in August 2025, increasing the aggregate amount of Common Stock that may be sold under the ATM Facility to $25.0 million. The Company is eligible to sell up to $14.7 million worth of shares of Common Stock as the aggregate market value of the Company's shares of Common Stock eligible for sale under the EDA is subject to limitations of General Instruction I.B.6 of Form S-3 until such time that the Company's public float equals or exceeds $75.0 million. In the event the aggregate market value of the Company’s outstanding Common Stock held by non-affiliates equals or exceeds $75.0 million, then the one-third limitation on sales set forth in General Instruction I.B.6 of Form S-3 shall not apply to additional sales made pursuant to the EDA. During the six months ended October 31, 2025, the Company issued and sold 48,858 shares under the ATM Facility for net proceeds of approximately $0.2 million. There was approximately $4.2 million available for issuance as of the financial statement issuance date.

In March 2023, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) providing for the purchase, from time to time at the Company’s discretion, of up to $15.0 million of the Company’s Common Stock, over the thirty-six (36) month term of the purchase agreement (“Equity Line”). There were no shares issued under the Equity Line during the six months ended October 31, 2025. Since inception, the Company has issued and sold an aggregate 253,617 shares of Common Stock, including 1,625 commitment shares, under the Equity Line receiving gross proceeds of approximately $2.2 million. There was approximately $12.8 million available for issuance under the Equity Line as of the financial statement issuance date.

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

Inventory

All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis. The following is a summary of the Company’s inventories at October 31, 2025 and April 30, 2025:

	October 31,	April 30,
	2025	2025
Raw materials	$322,996	$322,996
Sub-assemblies	375,902	347,036
Work in progress	21,741	21,741
Finished goods	22,221	44,069
Reserve for obsolescence	(85,575)	(85,575)
Total Inventory	$657,285	$650,267

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

The Company also applies the principles of ASC 985-20, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“ASC 985-20”). ASC 985-20 requires that software development costs incurred in conjunction with product development be charged to research and development expense until technological feasibility is established.

Software Development Costs

The costs incurred for the development of computer software to be sold, leased, or otherwise marketed are capitalized in accordance with ASC 985-20, when technological feasibility has been established. Technological feasibility generally occurs when all planning, design, coding, and testing activities are completed that are necessary to establish that the product can be produced to meet its design specifications, including functions, features, and technical performance requirements. Based on our software development process, technological feasibility is established upon the completion of a working model that contains essentially all the functionality and features of a final model. The completeness and consistency of the working model have been confirmed through testing.

Costs incurred during the period of planning and design, prior to the period of determining technological feasibility, has been charged to operations in the period incurred as research and development costs. Capitalization of software development costs begins upon the establishment of technological feasibility and reported at the lower of unamortized cost or net realizable value. Capitalization is discontinued when the product is made available for sale.

Amortization of capitalized development costs for externally marketed software commences when the product is available for commercial release. Capitalized software development costs are amortized using the greater of (a) the amount computed using the ratio that current gross revenue for a product bear to total of current and anticipated future gross revenue for that product or (b) the straight-line method, beginning upon commercial release of the product, and continuing over the remaining estimated economic life of the product.

As of October 31, 2025, capitalized product development costs related to MyoVista Insights were $198,703.

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

The following is a summary of the Company’s property and equipment at October 31, 2025 and April 30, 2025:

	October 31,	April 30,
	2025	2025
Equipment	$469,086	$465,532
Furniture & fixtures	102,563	102,563
Leasehold improvements	32,812	32,812
Total	604,461	600,907
Less: Accumulated depreciation	(551,475)	(537,358)
Property and equipment, net	$52,986	$63,549

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

In March 2025, the Company filed an offering statement on Form 1-A with the SEC for the sale of preferred stock and warrants. Deferred offering costs associated with this offering are reclassified to additional paid in capital on a pro-rata basis.

As of October 31, 2025 and April 30, 2025, $705,499 and $290,925 of deferred offering costs were capitalized on the balance sheet, respectively.

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

Long-Lived Assets

Long-lived assets, such as equipment, software development costs, and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is determined to not be recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent the carrying amount exceeds its fair value.

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

The Company grants stock options and restricted stock units (“RSUs”) under its 2023 Equity Incentive Plan. The Company measures all share-based payment awards at their grant-date fair value. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model that uses assumptions for expected volatility, expected dividends, expected forfeiture rate, expected term, and the risk-free interest rate. These assumptions are primarily based on historical data, peer company data and the judgment of management regarding future trends and other factors.

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

The Company did not recognize material revenues during the six month periods ended October 31, 2025 and 2024. The Company’s revenues do not require significant estimates or judgments. The Company is not a party to contracts that include multiple performance obligations or material variable consideration. As of October 31, 2025 and April 30, 2025, the Company did not have any contract assets or liabilities from contracts with customers and there were no remaining performance obligations that the Company had not satisfied.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is established if it is more likely than not that all or a portion of the net deferred tax assets will not be realized. Based upon the projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and therefore, a full valuation allowance has been recorded at October 31, 2025 and April 30, 2025.

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

Based on its analysis, management has determined that it has not incurred any liability for unrecognized tax benefits as of October 31, 2025 and April 30, 2025.

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

Note 4. Debt

Debt consists of the following:

	October 31,	April 30,
	2025	2025
FRV Note	$500,000	$500,000
Streeterville Note, net	—	2,051,170
Less: current maturities	(500,000)	(2,551,170)
Notes payable, long-term	$—	$—

Loan and Security Agreement

In April 2020, the Company entered into a loan and security agreement (the “Loan and Security Agreement”) pursuant to which a secured promissory note in the original principal amount of $500,000 (the “FRV Note”) was issued to each of Front Range Ventures LLC (“FRV”) and John Q. Adams (the “JQA Note”), who were both shareholders of the Company at the time of issuance. John Q. Adams was also a director of the Company at the time of entering into the Loan and Security Agreement. Each party committed to lend a principal amount of $500,000, totaling $1,000,000, and the loan was drawn in three installments of $300,000 upon execution of the loan agreement, $350,000 on or about July 2, 2020 and $350,000 on or about September 4, 2020. The loan accrued interest at a rate of 12% per annum, compounded annually, payable at maturity. The Company is also required to pay default interest at a rate of 18% per annum, compounded annually, on any unpaid amounts after the applicable due date until the loan amounts are fully re-paid. The loan is collateralized by substantially all of the Company’s assets and intellectual property, except for the secured interest on the covered technology as discussed in Note 7.

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

On August 19, 2024, the Company and FRV entered into Amendment No. 6 to the Loan and Security Agreement to further extend the maturity date of the FRV Note to September 30, 2025. As per the amendment, the Company paid approximately $305,000 in accrued interest to FRV in Fiscal 2025.

On September 26, 2025, the Company and FRV entered into Amendment No. 7 of the Loan and Security Agreement to further extend the maturity date to September 30, 2026 and pay the outstanding accrued interest as follows: (i) a payment of accrued interest on or before September 30, 2025 and (ii) thereafter all accrued interest due shall be payable at maturity. The Company may elect to repay all or any part of the FRV Note, as amended, in its sole discretion at any time prior to the extended maturity date, provided such repayment shall not be less than $50,000 and shall first be applied to accrued interest and thereafter to outstanding principal. During the six months ended October 31, 2025, the Company paid approximately $61,000 in accrued interest to FRV.

As of October 31, 2025 and April 30, 2025, accrued interest was approximately $5,000 and $35,000, respectively, and is included in accrued expenses in the accompanying condensed balance sheets.

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

During the six months ended October 31, 2025, the Company entered into agreements with Streeterville, pursuant to which Streeterville exchanged $1,975,000 in aggregate principal and $45,000 in accrued interest owed under the Streeterville Note for 570,626 shares of the Company's Common Stock. The issuance of the shares was made pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act (Note 5). During the six months ended October 31, 2025, the Company repaid in cash, $450,000 in principal on the Streeterville Note. As of the date of this Quarterly Report, the outstanding principal balance of the Streeterville Note has been repaid in full. As a result, the Company wrote off the remaining balance of unamortized OID and debt issuance costs of approximately $264,000.

As of October 31, 2025 and April 30, 2025, accrued interest was approximately $155,000 and $143,000, respectively, and is included in accrued interest expense in the accompanying condensed balance sheets.

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

At October 31, 2025 and April 30, 2025, there were 380,440 shares of Series C Preferred Stock outstanding.

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

At October 31, 2025, the outstanding shares of Series C Preferred Stock were convertible into 288,232 shares of Common Stock at a conversion price of $32.99 per share.

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

During the six months ended October 31, 2025, the Company issued 1,912,383 Units consisting of Series D Preferred Stock and warrants to purchase shares of Common Stock for gross proceeds of approximately $6.7 million. During the six months ended October 31, 2025, 1,332,544 shares of Series D Preferred Stock converted into 1,332,544 shares of the Company's Common Stock.

Common Stock

The Company’s Certificate of Formation, as amended, authorizes 500,000,000 shares of Common Stock, $0.001 par value per share (the "Common Stock"). As of October 31, 2025 and April 30, 2025, the Company had issued 3,071,135 and 1,119,107 shares of Common Stock outstanding, respectively.

During the six months ended October 31, 2025, the Company entered into multiple exchange agreements with Streeterville that exchanged $1,975,000 in aggregate principal and $45,000 of accrued interest of its Streeterville Note for 570,626 shares of the Company's Common Stock. The issuance of the shares was made pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act.

During the six months ended October 31, 2025, the Company issued 1,332,544 shares of Common Stock as a result of conversions of Series D Preferred Stock.

On September 18, 2023, the Company entered into an Equity Distribution Agreement (the “EDA”) with Maxim Group LLC as sales agent pursuant to which the Company may offer and sell up to $3.25 million shares of Common Stock under the ATM Facility. The shares may be issued and sold from time to time through or to the placement agent acting as sales agent or principal pursuant to our shelf registration statement on Form S-3 (the “Shelf S-3”), as filed with the SEC on September 18, 2023. The $3.25 million shares comprised of Common Stock that may be offered, issued and sold under the at-the-market offering prospectus is included in the $50.0 million of securities that may be offered, issued, and sold by the Company under the base prospectus of the Shelf S-3. The Shelf S-3 was declared effective by the SEC on September 28, 2023.

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

On August 3, 2025, the Company entered into Amendment No. 3 to the EDA with Maxim Group pursuant to which the Company may offer and sell, from time to time, up to $25,000,000 of shares of Common Stock and the parties further agreed that Maxim will be entitled to compensation at a commission rate equal to 4.0% of the gross sales price per share sold pursuant to the EDA up to a maximum of $11,036,310 in gross proceeds to the Company, and 3.0% of the gross sales price per share sold pursuant to the EDA from any gross proceeds to the Company in excess of such amount; provided, however, that in no event will the Company issue or sell through the Sales Agent such number of shares of Common Stock that would cause the Company or the offering of its shares of Common Stock to not satisfy the eligibility and transaction requirements for use of Form S-3 (including General Instruction I.B.6 of Form S-3).

During the six months ended October 31, 2025, the Company issued and sold 48,858 shares of Common Stock under the ATM Facility.

The holders of Common Stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the board of directors, subject to the rights of holders of Preferred Stock outstanding. No dividends were declared as of or through the six months ended October 31, 2025 and the year ended April 30, 2025.

Common Stock Warrants

The Company has issued warrants to investors in connection with funding or for services rendered and these warrants are convertible into a number of shares of the Company’s Common Stock for a period of 5 years from the date of issuance.

The following is a summary of warrant activity during the six months ended October 31, 2025:

	Warrants Outstanding and Exercisable	Exercise Price Per Share	Weighted Average Strike Price per Share
Balance, April 30, 2025	121,055	$0.001-$825.00	$86.84
Issued	1,925,176	$3.65-$5.00	$4.99
Cancelled	(793)	—	—
Forfeited	(132)	—	—
Balance, October 31, 2025	2,045,306	$0.001-$825.00	$9.78

During the six months ended October 31, 2025, the Company issued warrants to purchase up to 1,912,383 shares of Common Stock, net of cancelled warrants, at an exercise price of $5.00 per share in connection with the Series D Preferred Stock Offering.

In September 2025, the Company issued warrants to purchase an aggregate amount of 12,000 shares of Common Stock at an exercise price of $3.65 per share as consideration for consulting services.

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

On July 9, 2025, the Company’s Board of Directors approved an amendment to the Company’s 2023 Equity Incentive Plan, to increase the maximum aggregate number of shares of the Company’s Common Stock, $0.001 par value per share, that may be issued under the Equity Incentive Plan to 1,000,000 shares of Common Stock, plus such number of shares of Company's Common Stock, which is equal to the lesser of (i) 25% of the total number of shares of all classes of Company's Common Stock and the Company’s preferred stock, $0.001 par value per share (the “Preferred Stock”), as converted to Common Stock, outstanding on the last day of each the immediately preceding fiscal year, and (ii) a lesser number of shares of our common stock determined by the Administrator (as defined in the Equity Incentive Plan) (collectively, the “Evergreen Shares”)

During the six months ended October 31, 2025, the Company granted 604,000 stock options executive officers, directors, and board advisors. The stock options, which have an average exercise price of $4.36, will expire in 2035.

The following is a summary of service-based stock option activity during the six months ended October 31, 2025:

	Number of Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Outstanding - April 30, 2025	173,659	$17.00	9.5
Granted	604,000	4.36	9.7
Forfeited	(467)	—	—
Outstanding - October 31, 2025	777,192	$6.64	9.5

Non-vested at October 31, 2025	723,532	$4.37	9.6
Vested at October 31, 2025	53,660	$37.17	8.9

The following is a summary of performance-based stock option activity during the six months ended October 31, 2025:

	Number of Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Outstanding - April 30, 2025	2,787	$320.00	5.1
Forfeited	(159)	—	—
Outstanding - October 31, 2025	2,628	$286.53	4.8

Non-vested at October 31, 2025	758	$334.80	5.2
Vested at October 31, 2025	1,870	$266.97	4.8

During the six months ended October 31, 2025, management estimated the fair value of the awards utilizing the Black-Scholes Option Pricing model with the following weighted-average assumptions:

Risk free interest rate	3.9%
Volatility	83%
Weighted average expected term (in years)	5.0

During the six months ended October 31, 2025 and 2024, the Company recognized stock based compensation for stock options of $611,442 and $99,115, respectively.

As of October 31, 2025, there was approximately $1.5 million of unrecognized compensation costs related to non-vested service-based Common Stock options and approximately $0.2 million of unrecognized compensation costs related to non-vested performance-based Common Stock options.

Restricted Stock Units

During the six months ended October 31, 2025, the Company granted 125,000 RSUs to executives of the Company which are all unvested at October 31, 2025. The RSUs have a grant date fair value of $0.5 million and will vest upon FDA regulatory approval. No share-based compensation expense related to RSUs was recognized during the six months ended October 31, 2025. There was approximately $0.5 million of unrecognized compensation costs related to non-vested RSUs at October 31, 2025.

Note 7. Commitments and Contingencies

Operating Leases

The Company has a long-term operating lease for office, industrial, and laboratory space which was entered into in May 2017. On September 27, 2022, the Company entered into the First Amendment to Lease (the “Lease Amendment”), which amended the Lease Agreement to document the exercise of its option to extend the term of the lease for an additional 64 months, commencing February 1, 2023, and expiring on May 31, 2028 (the “Extension Term”). Pursuant to the amendment, the Company will pay initial monthly payments of $13,129, beginning February 2023, subject to 3% annual increases. Rent expense for the six months ended October 31, 2025 was approximately $70,000.

The Company records right-of-use assets and liabilities at the present value of the fixed lease payments over the term at the commencement date. The Company uses its incremental borrowing rate of 12% to determine the present value of the lease as the rate implicit in the lease is typically not readily available.

Information related to the Company’s right-of-use assets and lease liabilities consist of the following:

October 31,
2025
Right-of-use assets, net	$321,633

Lease liabilities, current	$128,977
Lease liabilities, net of current portion	247,263
Total lease liabilities	$376,240

Weighted average remaining term (in years)	2.6
Weighted average discount rate	12%

As of October 31, 2025, future maturities of lease liabilities due under lease agreements for the period ended are as follows:

April 30, 2026	82,763
April 30, 2027	169,307
April 30, 2028	173,558
April 30, 2029	14,493
Total future lease payments	440,121
Less imputed interest	(63,881)
Total operating lease liabilities	$376,240

Litigation

From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of business. The Company does not believe that the outcome of those matters will have a material adverse effect to the financial position, operating results or cash flows. However, there can be no assurance such legal proceedings will not have a material impact.

The Company is not aware of any material claims outstanding or pending against the Company as of October 31, 2025.

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

Note 8 - Segment Information

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

The following table summarizes the segment's financial information including the Company's significant segment expenses:

	Three months ended October 31,		Six months ended October 31,
	2025	2024	2025	2024

Gross Margin	$1,411	$-	$2,551	$-
Segment operating expenses:
Clinical and regulatory	202,423	168,111	393,319	379,380
Research and development	477,838	980,125	1,242,641	1,953,836
Operations	46,765	50,729	88,272	90,680
Sales and marketing	192,772	97,081	279,714	196,172
General and administrative	1,155,016	688,987	1,946,127	1,440,632
Loss from operations	(2,073,403)	(1,985,033)	(3,947,522)	(4,060,700)
Other income (expense):
Interest expense	(279,534)	(117,598)	(463,222)	(140,124)
Other income	2,168	19,713	4,981	66,217
Total other income (expense), net	(277,366)	(97,885)	(458,241)	(73,907)
Net loss	$(2,350,769)	$(2,082,918)	$(4,405,763)	$(4,134,607)

Note 9. Subsequent Events

Management has evaluated subsequent events after the balance sheet date of October 31, 2025, through the date of filing.

Amendment No. 3 to the Company’s Equity Incentive Plan

Effective as of November 28, 2025, the Company’s Board of Directors approved an amendment to the Equity Incentive Plan to increase the maximum aggregate number of shares of the Company’s Common Stock, that may be issued under the Plan to 1,250,000 shares of Common Stock (the “Plan Amendment”). The number of shares of Common Stock available for issuance under the Plan will be subject to automatic increase on the first day of each fiscal year of the Company beginning with fiscal year beginning May 1, 2026, so that the number of shares of Common Stock available for issuance under the Plan is equal to the lesser of: (i) 25% of the total number of shares of all classes of Common Stock and preferred stock of the Company as converted to Common Stock outstanding on the last day of the immediately preceding fiscal year, and (ii) a lesser number of shares of Common Stock determined by the Administrator (as defined in the Equity Incentive Plan). The Plan Amendment is subject to the Company’s receipt of shareholder approval of the Plan Amendment and shall be considered and voted upon the shareholders of the Company at the Company’s next annual meeting of shareholders.

RSUs and Restricted Share Awards

Effective as of November 28, 2025, the Board approved the grant of the restricted shares of Common Stock and RSU awards to certain of the Company’s executive officers, non-employee directors and employees (collectively, the “Equity Awards”) under the Equity Incentive Plan, giving effect to the Plan Amendment. The vesting of such restricted shares and the settlement of the RSUs are subject to certain conditions. Mr. Simpson, the Company’s current Chief Executive Officer and Chairman of the Board of Directors, received 70,000 restricted shares of Common Stock, Mark Hilz, the Company’s Chief Operating Officer, Secretary and Director, will receive 45,000 RSUs, and Danielle Watson, the Company’s Chief Financial Officer, will receive 15,000 RSUs, and each of the Company’s non-employee directors will receive 15,000 RSUs.

The restricted shares granted to Mr. Simpson shall vest in full subject to the satisfaction of all of the following conditions with respect to the applicable portion of the shares: (i) approval of any amendment or modification to or restatement of the Equity Incentive Plan, which, among other things, contemplates this award; and (ii)(x) 1/3rd of these shares shall vest on the one-year anniversary of the grant date (the “Initial Vesting Date”) and (y) thereafter, 1/12th of these shares shall vest on each subsequent quarterly anniversary of the Initial Vesting Date (each an “Additional Vesting Date” and together with the Initial Vesting Date, the “Vesting Dates”), such that all of these shares shall fully vest on the three year anniversary of the grant date. In the event of a Change of Control, 100% of the shares shall vest immediately before the consummation of such event.

The RSUs granted to Mr. Hilz and Ms. Watson shall be settled promptly after the date on which all of the following conditions are satisfied with respect to the applicable portion of such RSUs: (i) approval of any amendment or modification to or restatement of the Plan, which, among other things, contemplates the award of the applicable RSUs; and (ii)(x) 1/3rd of these RSUs shall vest on the Initial Vesting Date and (y) thereafter, 1/12th of these RSUs shall vest on each subsequent quarterly anniversary of the Initial Vesting Date, such that all of these RSUs shall fully vest on the three year anniversary of the grant date. In the event of a Change of Control, 100% of the RSUs shall vest immediately before the consummation of such event.

The RSUs granted to each non-employee Director shall be settled promptly after the date on which all of the following conditions are satisfied with respect to the applicable portion of such RSUs: (i) approval of any amendment or modification to or restatement of the Plan, which, among other things, contemplates the award of these RSUs; and (ii) 1/2 of these RSUs shall vest on the Initial Vesting Date and (ii) thereafter, 1/8th of these RSUs shall vest on each subsequent quarterly anniversary of the Initial Vesting Date (each a “Director Vesting Date” and together with the Initial Vesting Date, the “Director Vesting Dates”), such that all of these shares shall fully vest on the two-year anniversary of the grant date. In the event of a Change of Control, 100% of such RSUs shall vest immediately before the consummation of such event.

In addition, all of the equity awards described above shall immediately vest if the Company achieves $250,000 or more of revenue in any fiscal quarter ending following grant of awards.

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

Overview

HeartSciences is a healthcare information technology company focused on advancing electrocardiography (“ECG” or “EKG”) through artificial intelligence (“AI”). The Company has developed MyoVista Insights™, a cloud-native, vendor- and device-agnostic ECG management platform designed to improve workflow efficiency, streamline data management, and support the deployment of third-party AI-ECG algorithms. MyoVista Insights is classified as a Medical Device Data System (“MDDS”) and is exempt from U.S. Food and Drug Administration (“FDA”) 510(k) requirements. HeartSciences has also developed the MyoVista® wavECG™ device, which provides conventional ECG functionality and is designed to host AI-ECG algorithms. The Company submitted the MyoVista wavECG device to the FDA for 510(k) premarket clearance in December 2025 and has licensed or developed additional AI-ECG algorithms that may be submitted for regulatory clearance in the future.

Version 1 of the MyoVista Insights platform was launched in May 2025 and subsequently updated with Version 1.1. The platform is designed to streamline ECG study organization, enhance waveform analysis, and simplify clinical workflows, enabling more efficient interpretation of ECG data. The Company expects to generate revenues from installation fees, software-as-a-service (“SaaS”) usage fees, and fees associated with AI-ECG algorithms made available through the platform’s AI-ECG marketplace.

The future success of the MyoVista® wavECG™ device is dependent on obtaining FDA clearance and the integration of an impaired cardiac relaxation (e’) AI-ECG algorithm under development. Following the publication of updated American Society of Echocardiography (“ASE”) guidelines for the assessment of Left Ventricular Diastolic Dysfunction (“LVDD”), including revised age-based thresholds for cardiac relaxation (e’), the Company elected to separate the FDA submissions for the MyoVista wavECG device and the impaired cardiac relaxation algorithm. Additional development and validation will be required for the impaired cardiac relaxation algorithm to align with the updated clinical standards.

The Company will require additional funding to support working capital, continued development and commercialization of MyoVista Insights, and regulatory clearance of the MyoVista wavECG device and the impaired cardiac relaxation AI-ECG algorithm.

MyoVista Insights is classified as a Medical Device Data System (“MDDS”) and is exempt from U.S. Food and Drug Administration (“FDA”) 510(k) premarket clearance requirements. In contrast, the MyoVista® wavECG™ device and related AI-ECG algorithms are regulated as Class II medical devices and are subject to FDA premarket review, generally through the 510(k) premarket notification process or, in certain cases, the De Novo classification process. In December 2025, the Company submitted the MyoVista wavECG device to the FDA for 510(k) premarket clearance.

Following the publication of updated guidelines by the American Society of Echocardiography (“ASE”) for the assessment of Left Ventricular Diastolic Dysfunction (“LVDD”), including revised age-based thresholds for cardiac relaxation (e’), the Company determined that additional development and validation will be required for its impaired cardiac relaxation AI-ECG algorithm to align with the updated clinical standards

Recent Developments

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

On September 16, 2025, we received a letter from Nasdaq informing the Company that the Nasdaq Listing Qualifications staff has confirmed that the Company has regained compliance with the Minimum Stockholders' Equity Requirement, and that the Company is therefore in compliance with Nasdaq's listing requirements. The Company's Common Stock and public warrants continue to be listed on Nasdaq.

Patents

In June 2025, we were granted a foundational patent from the USPTO covering the estimation of echocardiography parameters indicative of heart function using an ECG.

FDA Breakthrough Device Designation

In June 2025, we were granted “Breakthrough Device” designation by the FDA for our aortic stenosis ECG algorithm.

Streeterville Note Purchase Agreement and Promissory Note

In September 2024, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”), with Streeterville Capital, LLC, an accredited investor (“Streeterville”), pursuant to which the Company issued to Streeterville an unsecured note in the original principal amount of $2,510,000 (the “Streeterville Note”). The Streeterville Note carried an OID of $500,000, and $10,000 was reimbursement for Streeterville's transaction expenses. Additionally, the Company incurred debt financing costs of $159,700. As a result, the Company received aggregate net proceeds of approximately $1.9 million in connection with the issuance of the Streeterville Note. As of the date of this Quarterly Report, the Company and Streeterville has exchanged $2,060,000 in aggregate principal and $45,000 in accrued interest for 597,578 shares of the Company's Common Stock and the Company has repaid in cash $450,000 of principal. The issuance of the shares were made pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act.

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

As of the date of this Quarterly Report, we have issued 1,912,383 Units consisting of shares of Series D Preferred Stock and Warrants to purchase shares of Common Stock for gross proceeds of approximately $6.7 million. As of the date of this Quarterly Report, no Agent Units have been issued and 1,332,544 shares of Series D Preferred Stock have been converted into 1,332,544 shares of Common Stock.

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

Research and Development Expenses

Our R&D activities primarily consist of clinical, regulatory, engineering and research work associated with our MyoVista wavECG device and MyoVista Insights platform. R&D expenses include payroll and personnel-related costs for our R&D, clinical and regulatory personnel, including expenses related to stock-based compensation for such employees, consulting services, clinical trial expenses, regulatory expenses, prototyping and testing. R&D expenses also include costs attributable to clinical trial expenses including clinical trial design, site development and study costs, data, related travel expenses, the cost of products used for clinical activities, internal and external costs associated with regulatory compliance and patent costs. We have expensed R&D costs as they have been incurred.

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

Other Income (Expense), Net

Other income (expense), net primarily consists of interest earned on cash balances.

The following table summarizes our results of operations for the periods presented on our statement of operations data.

	Three months ended October 31,				Six months ended October 31,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(In thousands, except percentages, unaudited)				(In thousands, except percentages, unaudited)
Revenue	$2	$—	$2	—%	$4	$—	$4	—%
Cost of sales	1	—	1	—%	2	—	2	—%
Gross margin	1	—	1	—%	2	—	2	—%
Operating expenses:
Research and development	727	1,199	(472)	(39)%	1,724	2,424	(700)	(29)%
Selling, general and administrative	1,348	786	562	71%	2,226	1,637	589	36%
Total operating expenses	2,075	1,985	90		3,950	4,061	(111)	(3)%
Loss from operations	(2,073)	(1,985)	(88)		(3,948)	(4,061)	113	(3)%
Interest expense	(280)	(118)	(162)	137%	(463)	(140)	(323)	231%
Other income	2	20	(18)	(89)%	5	66	(61)	(92)%
Other income (expense), net	(277)	(98)	(179)	183%	(458)	(74)	(384)	519%
Net loss	$(2,351)	$(2,083)	$(268)	13%	$(4,406)	$(4,135)	$(271)	7%

Summary of Statements of Operations for the three and six months ended October 31, 2025 compared with the three and six months ended October 31, 2024:

Revenues were $2,000 and $4,000, and cost of sales were $1,000 and $2,000 for the three and six months ended October 31, 2025 and there were no revenues for the three and six months ended October 31, 2024. Our revenues in the fiscal years have been mainly generated from suppliers in the establishment of distributor relationships outside the United States as part of obtaining feedback during product development and improvement of the MyoVista wavECG.

Research and development expenses were $0.7 million and $1.7 million for the three and six months ended October 31, 2025, representing a decrease of $473,000, or 39%, and a decrease of $0.7 million, or 29%, when compared to the same periods in 2024. The decrease is primarily due to reduced cloud consulting costs as we have completed phase 1 of our MyoVista Insights platform and lower costs due to capitalization of software costs associated with the MyoVista Insights platform.

Selling, general, and administrative expenses were approximately $1.3 million and $2.2 million for the three and six months ended October 31, 2025, representing an increase of $562,000, or 71%, and an increase of $589,000, or 36%, when compared to the same periods in 2024. The increase is primarily due to approximately $484,000 increase in stock compensation expense and $70,000 in compensation expense related to personnel and hiring expenses during the quarter ended October 31, 2025, offset by reductions in marketing costs, professional fees related to the Reverse Stock Split, and patent costs in an aggregate amount of approximately $91,000.

Interest expense was $280,000 and $463,000 for the three and six months ended October 31, 2025, representing an increase of $162,000, or 137%, and an increase of $323,000, or 231%, when compared to the same periods in 2024. Interest expense in Fiscal 2025 is related to interest on the FRV Note and interest and debt service amortization on the Streeterville Note. During the quarter ended October 31, 2025, the outstanding principal balance of the Streeterville Note has been repaid in full and as a result, the Company wrote off the remaining balance of unamortized OID and debt issuance costs of approximately $264,000 to interest expense.

Other income of $2,000 and $5,000 during the three and six months ended October 31, 2025 is related to interest earned on our cash balances.

Liquidity, Capital Resources, and Going Concern Considerations

We have incurred losses each year since inception and have experienced negative cash flows from operations in each year since inception. We incurred a net loss of $4.4 million for the period ended October 31, 2025. As of October 31, 2025, we had an accumulated deficit of $80.5 million and stockholder's equity of $4.2 million and working capital of $2.2 million.

Based on our current business plan assumptions and expected cash burn rate, we believe that the existing cash is insufficient to fund operations for the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding our ability to continue as a going concern.

On March 10, 2025, the Company commenced an offering on a "best efforts" basis for a maximum of up to 4,285,714 Units. Each Unit (each a "Unit" and collectively the “Units”) consists of one (1) share of Series D Convertible Preferred Stock, par value $0.001 per share (the “Series D Preferred Stock”), and one (1) warrant the (“Warrants”), each to purchase one (1) share of the Company's Common Stock. The Units will be sold at an offering price of $3.50 per Unit, for a maximum offering amount of $15.0 million worth of units. During the six months ended October 31, 2025, the Company issued 1,912,383 Units for gross proceeds of approximately $6.7 million. There was approximately $8.3 million available for issuance as of the financial statement issuance date. We expect any proceeds received from the offering will be used for working capital and general corporate purposes.

In September 2023, the Company entered into an Equity Distribution Agreement (“EDA”) with an institutional investor, pursuant to which the Company may offer and sell an aggregate of up to $3.25 million of its shares of Common Stock in At-the-Market offerings (“ATM Facility”). In November 2023, the EDA was further amended increasing the aggregate amount of Common Stock that may be sold under the ATM Facility to up to $15.0 million, and further amended again in August 2025, increasing the aggregate amount of Common Stock that may be sold under the ATM Facility from to up to $25.0 million. The Company is eligible to sell up to $14.7 million worth of shares of Common Stock as the aggregate market value of the Company's shares of Common Stock eligible for sale under the EDA is subject to limitations of General Instruction I.B.6 of Form S-3 until such time that the Company's public float equals or exceeds $75.0 million. In the event the aggregate market value of the Company’s outstanding Common Stock held by non-affiliates equals or exceeds $75.0 million, then the one-third limitation on sales set forth in General Instruction I.B.6 of Form S-3 shall not apply to additional sales made pursuant to the EDA. During the six months ended October 31, 2025, the Company issued and sold 48,858 shares under the ATM Facility for net proceeds of approximately $0.2 million. There was approximately $4.2 million available for issuance as of the financial statement issuance date. We expect any proceeds received from the ATM Facility will be used for working capital and general corporate purposes.

In March 2023, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) providing for the purchase, from time to time at the Company’s discretion, of up to $15.0 million of the Company’s Common Stock, over the thirty-six (36) month term of the purchase agreement (“Equity Line”). There were no shares issued under the equity line during the six months ended October 31, 2025. As of the date of this Quarterly Report, the Company has issued and sold an aggregate 253,617 shares of Common Stock, including 1,625 commitment shares, under the Equity Line receiving gross proceeds of approximately $2.2 million and there was approximately $12.8 million available for issuance under the Equity Line. We expect any proceeds received from the Equity Line will be used for working capital and general corporate purposes.

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

Since our inception, we have raised capital through the public and private sale of debt and equity. As of October 31, 2025, we had cash and cash equivalents balance of approximately $2.0 million, an increase of $0.9 million from $1.1 million as of April 30, 2025.

The table below presents our cash flows for the periods indicated:

	Six months ended October 31,
U.S. dollars, in thousands	2025	2024
	(Unaudited)
Net cash used in operating activities	$(4,288)	$(4,202)
Net cash used in investing activities	$(17)	$(7)
Net cash provided by financing activities	$5,157	$2,453
Net change in cash and cash equivalents during the period	$853	$(1,756)

Operating Activities

Net cash used by our operating activities of $4.3 million during the six months ended October 31, 2025 is primarily due to our net loss of $4.4 million, plus $1.1 million in non-cash expenses less $961,000 of net changes in operating assets and liabilities.

Net cash used by our operating activities of $4.2 million during the six months ended October 31, 2024 is primarily due to our net loss of $4.1 million, plus $243,000 in non-cash expenses less $311,000 of net changes in operating assets and liabilities.

Financing Activities

Net cash provided by financing activities of $5.2 million during the six months ended October 31, 2025 is primarily from the issuance of Series D Preferred Stock and warrants.

Net cash provided by financing activities of $2.4 million during the six months ended October 31, 2024 is primarily from the issuance of Common Stock under the Equity Line, ATM Facility, and net proceeds from the Streeterville Note.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company's disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based upon the most recent evaluation of internal controls over financial reporting, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) determined that our disclosure controls and procedures were not effective as of October 31, 2025 as a result of identified material weaknesses in our internal control over financial reporting. The identified material weaknesses were as follows: (i) lack of proper approval processes and review processes and documentation for such reviews; (ii) we did not maintain sufficient U.S. GAAP and SEC accounting resources commensurate with those required of a public company; and (iii) insufficient number of staff to maintain optimal segregation of duties and levels of oversight. We have taken and continue to take remedial steps to improve our internal controls over financial reporting, which includes designing and implementing effective processes and controls over significant accounts and disclosure, and the preparation of account reconciliations and review of journal entries. Our Chief Financial Officer frequently attends continuing education for updates on accounting policies and procedures. We cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. Management is monitoring the effectiveness of these and other processes, procedures and controls and will make any further changes deemed appropriate. We are committed to ensuring that our internal controls over financial reporting are designed and operating effectively. Management believes the foregoing actions will effectively remediate the material weaknesses, however, our material weaknesses will not be considered remediated until controls are in place for a period of time, the controls are tested, and management concludes that the controls are properly designed and operating effectively.

Changes in Internal Control Over Financial Reporting

Except as described above with respect to the remediation steps we are taking, there have been no changes in our internal control over financial reporting during the quarter ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks, which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I-Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2025 (the "Annual Report"). During the six months ended October 31, 2025, there were no material changes to the risk factors that were disclosed in our Annual Report except as noted below.

Risks Related to the Ownership of our Securities

Future sales and issuances of our Common Stock or rights to purchase our Common Stock, including pursuant to our Equity Incentive Plan and other equity securities could result in dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded R&D activities and costs associated with operating a public company. To raise capital, we may sell Common Stock or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell Common Stock or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our Common Stock. As of December 12, 2025, there were 3,178,507 shares of our Common Stock outstanding. In addition, as of December 12, 2025 there were 380,440 shares of Series C Preferred Stock outstanding that, as of such date, were convertible into 290,919 shares of Common Stock, 542,467 shares of Series D Preferred Stock outstanding that, as of such date, were convertible into 542,467 shares of Common Stock and options, restricted stock units, and warrants exercisable for 2,922,204 shares of our Common Stock, of which 775,000 are reserved for issuance under the Plan, as amended and are subject to shareholder approval.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2025, we issued warrants to purchase an aggregate amount of 12,000 shares of our Common Stock at an exercise price of $3.65 per share as consideration for consulting services.

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
10.49

Amendment No. 6 to Loan and Security Agreement by and between the Company and Front Range Ventures LLC dated August 19, 2024 (filed as Exhibit 10.1 on our Current Report on Form 8-K, filed with the SEC on August 19, 2024)

10.50

Amendment No. 7 to Loan and Security Agreement by and between the Company and Front Range Ventures LLC dated September 26, 2025 (filed as Exhibit 10.1 on our Current Report on Form 8-K, filed with the SEC on October 1, 2025).

10.51

No. 2 Amended and Restated Secured Promissory Note by and between the Company and Front Range Ventures LLC dated August 19, 2024 (filed as Exhibit 10.1 on our Current Report on Form 8-K, filed with the SEC on August 19, 2024)

No. 3 Amended and Restated Secured Promissory Note by and between the Company and Front Range Ventures LLC dated September 26, 2025 (filed as Exhibit 10.2 on our Current Report on Form 8-K, filed with the SEC on October 1, 2025).

10.52†

Employment Agreement by and between the Company and Danielle Watson, dated October 15, 2021 (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1 filed October 16, 2023)

10.53

Note Purchase Agreement, by and between the Company and Streeterville Capital, LLC dated September 6, 2024 (filed as Exhibit 10.1 on our Current Report on Form 8-K, filed with the SEC on September 10, 2024)

10.54	Purchase Note dated September 6, 2024 (filed as Exhibit 10.2 on our Current Report on Form 8-K, filed with the SEC on September 10, 2024)
10.55†	Amendment No. 3 to the HeartSciences Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 on our Current Report on Form 8-K, filed with the SEC on November 28, 2025)
19.1	Insider Trading Policy
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

† Management contract or compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HeartSciences Inc.

Date: December 15, 2025	By:	/s/ Andrew Simpson
	Name:	Andrew Simpson
	Title:	President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)

Date: December 15, 2025	By:	/s/ Danielle Watson
	Name:	Danielle Watson
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)