Form 10-Q
period 2026-01-31
HeartSciences Inc.
filed 2026-03-16
CIK 1468492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

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

As of March 16, 2026, the registrant had 3,184,700 shares of Common Stock outstanding.

HEARTSCIENCES INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by terminology such as “may,” “will,” “should,” “expects,” “aims,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “intends,” or “continue,” or the negative of these terms or other comparable terminology. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and those risks identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 24, 2025 (the “2025 Annual Report on Form 10-K”). Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Important factors that could cause actual results, developments and business decisions to differ materially from those anticipated in these forward-looking statements include, among other things:

●	our expectation regarding the sufficiency of our existing cash and cash equivalents to fund our current operations;

●

our ability to receive regulatory clearances for the MyoVista wavECG or the MyoVista Insights platform (“MyoVista Insights”), and associated AI-ECG algorithms from the U.S. Food and Drug Administration (the “FDA”), state regulators, if any, or other similar foreign regulatory agencies, including approval to conduct clinical trials, the timing and scope of those trials and the prospects for regulatory approval or clearance of, or other regulatory action with respect to our current products or other future potential products;

●

our ability to further advance the development of MyoVista Insights, or our ECG device agnostic platform and to develop and incorporate AI-ECG algorithms on that platform, or the MyoVista wavECG, our 12-lead electrocardiograph (“ECG”) device and to incorporate an additional proprietary AI-ECG algorithm that we have been developing to detect cardiac dysfunction following changes in the ASE guidelines for the assessment of LVDD, as well as other future potential products;

●	our ability to launch sales of MyoVista Insights, and AI-ECG algorithms, the MyoVista wavECG, or any future potential products into the U.S.;

●	our assessment of the potential of MyoVista Insights, and AI-ECG algorithms, the MyoVista wavECG device, and any future potential products;

●	our planned level of capital expenditures and liquidity;

●	our plans to continue to invest in research and development to develop technology for new products;

●	our failure to maintain the continued listing requirements of Nasdaq (as defined below) could result in a de-listing of our shares and penny stock trading;

●

the regulatory environment and changes in the health policies and regimes in the countries in which we intend to operate, including the impact of any changes in regulation and legislation that could affect the medical device industry;

●	our ability to meet our expectations regarding the commercial supply of our current products and any future products;

●	our ability to retain key executives;

●	our ability to internally develop new inventions and intellectual property;

●	the overall global economic environment;

●	the ultimate impact of health epidemics, on our business, our clinical trials, our research programs, healthcare system or the global economy as a whole;

●	the impact of competition and new technologies;

●	general market, political and economic conditions in the countries in which we operate;

●	our ability to develop new products and intellectual property;

●	changes in our strategy; and

●	potential litigation.

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

i

HEARTSCIENCES INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HeartSciences Inc.

Condensed Balance Sheets

	January 31,	April 30,
	2026	2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,397,035	$1,098,098
Accounts receivable	—	4,350
Inventory, net	657,285	650,267
Prepaid expenses	181,924	87,443
Deferred offering costs	822,206	290,925
Other current assets	40,374	40,374
Total current assets	5,098,824	2,171,457

Property and equipment, net	46,070	63,549
Capitalized software	457,123	—
Intangible assets, net	1,657,175	1,616,277
Right-of-use assets, net	295,311	371,626
TOTAL ASSETS	$7,554,503	$4,222,909

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$410,727	$318,661
Accrued expenses	339,141	506,307
Accrued interest expense	200,483	177,628
Operating lease liabilities, current portion	133,927	119,518
Current portion of notes payable	3,099,723	2,551,170
Other current liabilities	84,898	29,927
Total current liabilities	4,268,899	3,703,211

LONG-TERM LIABILITIES
Notes payable	421,564	—
Operating lease liabilities, long-term	211,917	314,527
Total long-term liabilities	633,481	314,527

TOTAL LIABILITIES	4,902,380	4,017,738

COMMITMENTS AND CONTINGENCIES (NOTE 2, 4-6, and 7)
STOCKHOLDERS' EQUITY
Series C convertible preferred stock, $0.001 par value, 20,000,000 shares authorized and 600,000 designated; 380,440 shares issued and outstanding as of January 31, 2026 and April 30, 2025.	380	380
Series D convertible preferred stock, $0.001 par value, 20,000,000 shares authorized and 4,285,714 designated; 536,767 shares issued and outstanding as of January 31, 2026 and 0 shares issued and outstanding at April 30, 2025.	537	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 3,184,207 shares issued and outstanding as of January 31, 2026 and 1,119,107 shares issued and outstanding as of April 30, 2025.	3,184	1,119
Additional paid-in capital	85,166,628	76,331,307
Accumulated deficit	(82,518,606)	(76,127,635)
TOTAL STOCKHOLDERS' EQUITY	2,652,123	205,171
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,554,503	$4,222,909

The accompanying notes are an integral part of these condensed unaudited financial statements.

HeartSciences Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025

Revenue	$—	$—	$4,319	$—

Cost of sales	—	—	1,768	—

Gross margin	—	—	2,551	—

Operating expenses:
Research and development	638,575	1,033,118	2,362,807	3,457,014
Selling, general and administrative	1,290,365	1,338,354	3,516,206	2,975,158
Total operating expenses	1,928,940	2,371,472	5,879,013	6,432,172

Loss from operations	(1,928,940)	(2,371,472)	(5,876,462)	(6,432,172)

Other income (expense)
Interest expense	(61,509)	(179,477)	(524,731)	(319,601)
Other income	5,241	14,657	10,222	80,874
Total other expense	(56,268)	(164,820)	(514,509)	(238,727)

Net loss	$(1,985,208)	$(2,536,292)	$(6,390,971)	$(6,670,899)

Net loss per share, basic and diluted	$(0.63)	$(2.57)	$(2.61)	$(7.46)

Weighted average common shares outstanding, basic and diluted	3,162,257	986,057	2,453,284	894,046

The accompanying notes are an integral part of these condensed unaudited financial statements.

HeartSciences Inc.

Condensed Statements of Stockholders' Equity (Unaudited)

Three Month Periods Ended January 31, 2026 and 2025

	Series C Convertible		Series D Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

BALANCE AT OCTOBER 31, 2025	380,440	$380	579,839	$580	3,071,135	$3,071	$84,711,837	$(80,533,398)	$4,182,470

Conversion of Series D Preferred Stock to Common Stock	—	—	(43,072)	(43)	43,072	43	—	—	—

Issuance of restricted shares to management	—	—	—	—	70,000	70	(70)	—	—

Warrants issued to non-employees	—	—	—	—	—	—	78,761	—	78,761

Stock based compensation	—	—	—	—	—	—	376,100	—	376,100

Net loss	—	—	—	—	—	—	—	(1,985,208)	(1,985,208)

BALANCE AT JANUARY 31, 2026	380,440	$380	536,767	$537	3,184,207	$3,184	$85,166,628	$(82,518,606)	$2,652,123

BALANCE AT OCTOBER 31, 2024	380,440	$380	—	$—	947,821	$948	75,512,406	$(71,497,013)	$4,016,721

Sale of Common Stock, net of fees	—	—	—	—	84,500	84	251,352	—	251,436

Stock based compensation - management & other employees	—	—	—	—	—	—	54,824	—	54,824

Net loss	—	—	—	—	—	—	—	(2,536,292)	(2,536,292)

BALANCE AT JANUARY 31, 2025	380,440	$380	—	$—	1,032,321	$1,032	$75,818,582	$(74,033,305)	$1,786,689

The accompanying notes are an integral part of these condensed unaudited financial statements.

HeartSciences Inc.

Condensed Statements of Stockholders' Equity (Unaudited)

Nine Month Periods Ended January 31, 2026 and 2025

	Series C Convertible		Series D Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

BALANCE AT APRIL 30, 2025	380,440	$380	—	$—	1,119,107	$1,119	$76,331,307	$(76,127,635)	$205,171

Issuance of Series D Preferred Stock and Warrants, net of fees	—	—	1,912,383	1,912	—	—	5,547,295	—	5,549,207

Conversion of Series D Preferred Stock to Common Stock	—	—	(1,375,616)	(1,375)	1,375,616	1,375	—	—	—

Issuance of Common Stock upon exchange of debt and accrued interest	—	—	—	—	570,626	571	2,019,429	—	2,020,000

Issuance of restricted shares to management	—	—	—	—	70,000	70	(70)	—	—

Sale of Common Stock under ATM facility	—	—	—	—	48,858	49	172,790	—	172,839

Warrants issued to non-employees	—	—	—	—	—	—	108,335	—	108,335

Stock based compensation	—	—	—	—	—	—	987,542	—	987,542

Net loss	—	—	—	—	—	—	—	(6,390,971)	(6,390,971)

BALANCE AT JANUARY 31, 2026	380,440	$380	536,767	$537	3,184,207	$3,184	$85,166,628	$(82,518,606)	$2,652,123

BALANCE AT APRIL 30, 2024	380,440	$380	—	$—	676,598	$677	$74,678,650	$(67,362,406)	$7,317,301

Sale of Common Stock, net of fees	—	—	—	—	261,262	261	976,041	—	976,302

Common Stock issued resulting from Reverse Stock Split	—	—	—	—	94,461	94	(94)	—	—

Warrants issued to nonemployees	—	—	—	—	—	—	10,046	—	10,046

Stock based compensation - management & other employees	—	—	—	—	—	—	153,939	—	153,939

Net loss	—	—	—	—	—	—	—	(6,670,899)	(6,670,899)

BALANCE AT JANUARY 31, 2025	380,440	$380	—	$—	1,032,321	$1,032	$75,818,582	$(74,033,305)	$1,786,689

The accompanying notes are an integral part of these condensed unaudited financial statements.

HeartSciences Inc.

Statements of Cash Flows (Unaudited)

	Nine Months Ended
	January 31,
	2026	2025
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,390,971)	$(6,670,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,033	30,086
Amortization of debt discounts and deferred financing costs	395,117	175,920
Amortization - Right-of-use assets, operating lease	76,315	66,609
Stock-based compensation	987,542	153,939
Warrants issued to non-employees	108,335	10,046

Changes in current assets and liabilities:
Accounts receivable	4,350	—
Inventory	(7,018)	(22,968)
Prepaid and other current assets	138,988	240,314
Deferred offering costs	(531,281)	557,713
Capitalized software	(457,123)	—
Accounts payable	92,066	(43,107)
Accrued liabilities	(99,311)	(244,528)
Lease liability, operating lease	(88,201)	(75,479)
Net cash used in operating activities	(5,750,159)	(5,822,354)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual property - intangibles	(40,898)	(19,219)
Purchase of property and equipment	(3,554)	(3,157)
Net cash used in investing activities	(44,452)	(22,376)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Series D Preferred Stock and warrants, net of issuance costs	5,549,207	—
Issuance of Common Stock, net of fees	172,839	976,302
Principal repayments on the $2.5M Streeterville Note	(450,000)	—
Proceeds from $3.6M Streeterville Note, net	3,000,000	1,850,300
Repayments of financed insurance premiums	(178,498)	(192,998)
Net cash provided by financing activities	8,093,548	2,633,604

Net change in cash and cash equivalents during the period	2,298,937	(3,211,126)
Cash and cash equivalents, beginning of period	1,098,098	5,807,648
Cash and cash equivalents, end of period	$3,397,035	$2,596,522

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Issuance of Common Stock for Series D Preferred Stock conversions	$1,375	$—
Issuance of Common Stock for exchange of debt and accrued interest	$2,020,000	$—
Issuance of restricted shares to management	$70	$—
Issuance of Common Stock resulting from the Reverse Stock Split	$—	$94
Financed insurance premiums	$233,469	$244,259

The accompanying notes are an integral part of these condensed unaudited financial statements.

HeartSciences Inc.

Notes to Condensed Unaudited Financial Statements

Note 1. Basis of Presentation

HeartSciences Inc. (“HeartSciences” or the “Company”) is a healthcare information technology company focused on advancing electrocardiography (“ECG” or “EKG”) through the integration of artificial intelligence (“AI”). The Company has developed MyoVista Insights™, a cloud-native, vendor- and device-agnostic ECG management platform designed to improve workflow efficiency, streamline data management, and support the deployment of third-party AI-ECG algorithms. MyoVista Insights is classified as a Medical Device Data System (“MDDS”) and is exempt from U.S. Food and Drug Administration (“FDA”) 510(k) requirements. HeartSciences has also developed the MyoVista® wavECG™ device, which provides conventional ECG functionality and is designed to host AI-ECG algorithms. The Company submitted the MyoVista wavECG device to the FDA for 510(k) premarket clearance in December 2025 and has licensed or developed additional AI-ECG algorithms that may be submitted for regulatory clearance in the future. The Company is a Texas corporation and is headquartered in Southlake, Texas.

On May 6, 2024, the Company filed a Certificate of Amendment to the Amended and Restated Certificate of Formation with the Secretary of the State of the state of Texas to effect a 1-for-100 reverse stock split (the “Reverse Stock Split”) of its outstanding shares of common stock, $0.001 par value per share (the “Common Stock”), with an effective date of May 17, 2024. As a result of the Reverse Stock Split, every 100 shares of the Company's issued and outstanding pre-reverse split Common Stock were combined into one share of Common Stock, except to the extent that the Reverse Stock Split resulted in any of the Company's shareholders owning a fractional share, which was rounded up to the next highest whole share. In connection with the Reverse Stock Split, there was no change in the par value per share of $0.001. As a result of the Reverse Stock Split, equitable adjustments corresponding to the Reverse Stock Split ratio will be made to the Company’s outstanding warrants and upon the exercise or vesting of all stock options such that every one hundred (100) shares of Common Stock that may be issued upon the exercise of the warrants and stock options held immediately prior to the Reverse Stock Split will represent one share of Common Stock that may be issued upon exercise of such warrants and stock options immediately following the Reverse Stock Split. Correspondingly, the exercise price per share of Common Stock attributable to the warrants and stock options immediately prior to the Reverse Stock Split will be proportionately increased by a multiple of 100 following the Reverse Stock Split.

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

The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. At  January 31, 2026 and April 30, 2025, the Company had an accumulated deficit of $82.5 million and $76.1 million, respectively. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

In January 2026, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with Streeterville Capital, LLC, an accredited investor (“Streeterville”), pursuant to which the Company issued to Streeterville an unsecured promissory note in the original principal amount of $3,605,000 (the “$3.6M Streeterville Note”). The Streeterville Note carried an OID of $600,000 and $5,000 was withheld from the $3.6M Streeterville Note for reimbursement of Streeterville's transaction expenses.  As a result, the Company received aggregate net proceeds of approximately $3.0 million in connection with the issuance of the $3.6M Streeterville Note. (see Note 4).

On March 10, 2025, the Company commenced an offering on a "best efforts" basis for a maximum of up to 4,285,714 Units. Each Unit (each a "Unit" and collectively the “Units”) consists of one (1) share of Series D Convertible Preferred Stock, par value $0.001 per share (the “Series D Preferred Stock”), and one (1) warrant, each to purchase one (1) share of the Company's Common Stock. The Units will be sold at an offering price of $3.50 per Unit, for a maximum offering amount of $15.0 million worth of units. During the nine months ended January 31, 2026, the Company issued 1,912,383 Units for gross proceeds of approximately $6.7 million. There was approximately $8.3 million available for issuance as of the date of this Quarterly Report.

On September 18, 2023, the Company entered into an Equity Distribution Agreement (the “EDA”) with an institutional investor, pursuant to which the Company may offer and sell an aggregate of up to $3.25 million of its shares of Common Stock in At-the-Market offerings (“ATM Facility”). In November 2023, the EDA was further amended increasing the aggregate amount of Common Stock that may be sold under the ATM Facility to $15.0 million, and further amended again in August 2025, increasing the aggregate amount of Common Stock that may be sold under the ATM Facility to $25.0 million. The Company is eligible to sell up to $14.7 million worth of shares of Common Stock as the aggregate market value of the Company’s shares of Common Stock eligible for sale under the EDA is subject to limitations of General Instruction I.B.6 of Form S-3 until such time that the Company's public float equals or exceeds $75.0 million. In the event the aggregate market value of the Company’s outstanding Common Stock held by non-affiliates equals or exceeds $75.0 million, then the one-third limitation on sales set forth in General Instruction I.B.6 of Form S-3 shall not apply to additional sales made pursuant to the EDA. During the nine months ended January 31, 2026, the Company issued and sold 48,858 shares under the ATM Facility for net proceeds of approximately $0.2 million. There was approximately $4.2 million available for issuance as of the date of this Quarterly Report.

In March 2023, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) providing for the purchase, from time to time at the Company’s discretion, of up to $15.0 million of the Company’s Common Stock, over the thirty-six (36) month term of the purchase agreement (“Equity Line”). There were no shares issued under the Equity Line during the six months ended October 31, 2025. Since inception, the Company has issued and sold an aggregate 253,617 shares of Common Stock, including 1,625 commitment shares, under the Equity Line receiving gross proceeds of approximately $2.2 million. There was approximately $12.8 million available for issuance under the Equity Line as of the date of this Quarterly Report.

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

Inventory

All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis. The following is a summary of the Company’s inventories at January 31, 2026 and April 30, 2025:

	January 31,	April 30,
	2026	2025
Raw materials	$322,996	$322,996
Sub-assemblies	375,902	347,036
Work in progress	21,741	21,741
Finished goods	22,221	44,069
Reserve for obsolescence	(85,575)	(85,575)
Total Inventory	$657,285	$650,267

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

As of January 31, 2026, capitalized product development costs related to MyoVista Insights were $457,123. No amortization was recorded during the nine months ended  January 31, 2026, as the software was not yet available for commercial release.

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

The following is a summary of the Company’s property and equipment at January 31, 2026 and April 30, 2025:

	January 31,	April 30,
	2026	2025
Equipment	$469,086	$465,532
Furniture & fixtures	102,563	102,563
Leasehold improvements	32,812	32,812
Total	604,461	600,907
Less: Accumulated depreciation	(558,391)	(537,358)
Property and equipment, net	$46,070	$63,549

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

As of January 31, 2026 and April 30, 2025, $822,206 and $290,925 of deferred offering costs were capitalized on the balance sheet, respectively.

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

As a basis for considering such assumptions, the accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1 – Observable inputs such as quoted prices in active markets;

●	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;

●	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

The Company grants stock options, restricted stock units (“RSUs”), and restricted stock awards (“RSAs”) under its 2023 Equity Incentive Plan, as amended. The Company measures all share-based payment awards at their grant-date fair value. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model that uses assumptions for expected volatility, expected dividends, expected forfeiture rate, expected term, and the risk-free interest rate. These assumptions are primarily based on historical data, peer company data and the judgment of management regarding future trends and other factors.

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

Revenue Recognition

In accordance with ASC 606, Revenue from Contracts with Customers, revenue is recognized when a customer obtains control of promised goods or services. The guidance focuses on the core principle for revenue recognition, which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company recognizes revenue in accordance with ASC 606, which provides a five-step model for recognizing revenue from contracts with customers as follows:

●	Step 1: Identify the contract(s) with a customer

●	Step 2: Identify the performance obligations in the contract

●	Step 3: Determine the transaction price

●	Step 4: Allocate the transaction price to the performance obligations in the contract

●	Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

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

The Company did not recognize material revenues during the nine month periods ended January 31, 2026 and 2025. The Company’s revenues do not require significant estimates or judgments. The Company is not a party to contracts that include multiple performance obligations or material variable consideration. As of January 31, 2026 and April 30, 2025, the Company did not have any contract assets or liabilities from contracts with customers and there were no remaining performance obligations that the Company had not satisfied.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is established if it is more likely than not that all or a portion of the net deferred tax assets will not be realized. Based upon the projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and therefore, a full valuation allowance has been recorded at January 31, 2026 and April 30, 2025.

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

Based on its analysis, management has determined that it has not incurred any liability for unrecognized tax benefits as of January 31, 2026 and April 30, 2025.

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

Note 4. Debt

Debt consists of the following:

	January 31,	April 30,
	2026	2025
FRV Note	$500,000	$500,000
$3.6M Streeterville Note, net	3,021,287	—
$2.5M Streeterville Note, net	—	2,051,170
Less: current maturities	(3,099,723)	(2,551,170)
Notes payable, long-term	$421,564	$—

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

On September 26, 2025, the Company and FRV entered into Amendment No. 7 of the Loan and Security Agreement to further extend the maturity date to September 30, 2026 and pay the outstanding accrued interest as follows: (i) a payment of accrued interest on or before September 30, 2025 and (ii) thereafter all accrued interest due shall be payable at maturity. The Company may elect to repay all or any part of the FRV Note, as amended, in its sole discretion at any time prior to the extended maturity date, provided such repayment shall not be less than $50,000 and shall first be applied to accrued interest and thereafter to outstanding principal. During the nine months ended January 31, 2026, the Company paid approximately $61,000 in accrued interest to FRV.

As of January 31, 2026 and April 30, 2025, accrued interest was approximately $20,000 and $35,000, respectively, and is included in accrued interest expense in the accompanying condensed balance sheets.

$2.5M and $3.6M Streeterville Notes

In September 2024, the Company entered into a Note Purchase Agreement with Streeterville, pursuant to which the Company issued to Streeterville an unsecured promissory note in the original principal amount of $2,510,000 (the "$2.5M Streeterville Note"). The $2.5M Streeterville Note carried an Original Issue Discount (the “OID”) of $500,000 and $10,000 was withheld from the $2.5M Streeterville Note for reimbursement of Streeterville's transaction expenses. Additionally, the Company incurred debt financing costs of $159,700. As a result, the Company received aggregate net proceeds of approximately $1.9 million in connection with the issuance of the $2.5M Streeterville Note.

The $2.5M Streeterville Note bears interest at the rate of 8.5% per annum and matures in March 2026. From time to time, beginning six months after issuance, Streeterville may redeem a portion of the $2.5M Streeterville Note, not to exceed $270,000 per month. In the event the Company has not reduced the outstanding balance under the $2.5M Streeterville Note by at least $900,000 by the 12-month anniversary following the issuance date, then the outstanding balance at such time will automatically increase by 5%. Subject to terms and conditions set forth in the $2.5M Streeterville Note, the Company may prepay all or any portion of the outstanding balance of the $2.5M Streeterville Note at any time.

During the nine months ended January 31, 2026, the Company entered into agreements with Streeterville, pursuant to which Streeterville exchanged $1,975,000 in aggregate principal and $45,000 in accrued interest owed under the $2.5M Streeterville Note for 570,626 shares of the Company's Common Stock. The issuance of the shares was made pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act (See Note 5). During the nine months ended January 31, 2026, the Company repaid in cash, $450,000 in principal on the $2.5M Streeterville Note. As of the date of this Quarterly Report, the outstanding principal balance of the $2.5M Streeterville Note has been repaid in full, other than remaining outstanding unpaid interest under such note. As a result, the Company wrote off the remaining balance of unamortized OID and debt issuance costs of approximately $264,000.

On March 11, 2026, the Company and Streeterville amended the $2.5M Streeterville Note to extend the maturity date to June 30, 2026.

In January 2026, the Company entered into a second Note Purchase Agreement with Streeterville, pursuant to which the Company issued to Streeterville an unsecured promissory note in the original principal amount of $3,605,000 (the "$3.6M Streeterville Note"). The $3.6M Streeterville Note carried an OID of $600,000 and $5,000 was withheld from the $3.6M Streeterville Note for reimbursement of Streeterville's transaction expenses. As a result, the Company received aggregate net proceeds of approximately $3.0 million in connection with the issuance of the $3.6M Streeterville Note.

The $3.6M Streeterville Note bears interest at the rate of 12.0% per annum and matures in July 2027. From time to time, beginning six months after issuance, Streeterville may redeem a portion of the $3.6M Streeterville Note, not to exceed $405,000 per month. In the event the Company has not reduced the outstanding balance under the $3.6M Streeterville Note by at least $1,250,000 by the 12-month anniversary following the issuance date, then the outstanding balance at such time will automatically increase by 5%. Subject to terms and conditions set forth in the $3.6M Streeterville Note, the Company may prepay all or any portion of the outstanding balance of the $3.6M Streeterville Note at any time.

The $2.5M Streeterville Note and the $3.6M Streeterville Note contain customary events of default, including if the Company undertakes a fundamental transaction (including consolidations, mergers, and certain changes in control of the Company), without Streeterville’s prior written consent. Upon the occurrence of certain events of default, the outstanding balance of such notes will become automatically due and payable. Additionally, upon an event of default described in such notes (i.e., the failure to pay amounts under such notes when due or to observe any covenant under the Note Purchase Agreements), the outstanding balance of these notes automatically increase to the lesser of 18% or the maximum rate permitted by law.

As of January 31, 2026 and April 30, 2025, accrued interest was approximately $180,000 and $143,000, respectively, under the $2.5M Streeterville Note and the $3.6M Streeterville Note and is included in accrued interest expense in the accompanying condensed balance sheets.

Note 5. Stockholders’ Equity

Preferred Stock

The Company authorized 20,000,000 shares of preferred stock, par value $0.001 per share (“Preferred Stock”), of which 10,000 shares have been designated as Series A Convertible Preferred Stock, 10,000 shares have been designated as Series B Convertible Preferred Stock, 600,000 shares have been designated as Series C Convertible Preferred Stock (the “Series C Preferred Stock”), and 4,285,714 shares have been designated as Series D Preferred Stock.

Series C Preferred Stock

The Series C Preferred Stock was originally issued at $25.00 per share. An amendment to, or waiver of rights in, the Series C Preferred Stock certificate of designation requires the approval of holders of a majority of the outstanding shares of Series C Preferred Stock and FRV (so long as FRV owns at least 71,000 shares of Series C Preferred Stock).

At January 31, 2026 and April 30, 2025, there were 380,440 shares of Series C Preferred Stock outstanding.

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

At January 31, 2026, the outstanding shares of Series C Preferred Stock were convertible into 292,998 shares of Common Stock at a conversion price of $32.46 per share.

Series D Preferred Stock

On March 10, 2025, the Company entered into a selling agency agreement (the “Placement Agent Agreement”) with Digital offering LLC (“Digital Offering”) to act as sole placement agent (the “Placement Agent”) on a “best efforts” offering of up to 4,285,714 Units, with each Unit consisting of (a) one share of the Company's Series D Preferred Stock and (b) one warrant to purchase one share of the Company's Common Stock, for a total of 4,285,714 shares of the Company's Series D Preferred Stock and warrants to purchase up to an aggregate of 4,285,714 shares of Common Stock (collectively, the “Offering”), pursuant to certain subscription agreements with certain investors, upon which each investor must complete a Subscription Agreement and submit the applicable subscription price as set forth therein. The offering price is $3.50 per Unit, for a maximum offering amount of $15.0 million worth of Units. Each warrant is exercisable at any time from the date of issuance through the third anniversary from the date of issuance, unless earlier redeemed and is exercisable to purchase one share of Common Stock at $5.00 per share, subject to customary adjustment.

Pursuant to the Placement Agent Agreement, the Placement Agent is entitled to receive from each closing of the Offering (i) a cash fee of 7% of the gross proceeds received by the Company from such closing, (ii) warrants (the “Agent Unit Warrants”) to purchase 3% of the total number of Units sold by the Company at such closing (the “Agent Units”) at an exercise price of $4.375 per Agent Unit Warrant, with each Agent Unit consisting of one share of Series D Preferred Stock (the “Agent Preferred Shares”) and one Warrant (the “Agent Warrants” and the shares of Common Stock underlying such Agent Warrants, the “Agent Warrant Shares”), and (iii) reimbursement of certain of its out-of-pocket expenses. Digital Offering is acting on a “reasonable best efforts” basis, in connection with the Offering and is under no obligation to purchase any of the Units or arrange for the sale of any specific number or dollar amount of shares of the Units.

On February 10, 2025, in connection with the Series D Preferred Stock Offering, the Company’s Board of Directors adopted a Certificate of Designations of Series D Preferred Stock, which was filed with the Secretary of State of the state of Texas (the “Texas Secretary of State”) on May 21, 2025, to create, out of the Company’s authorized but unissued preferred stock, the Series D Preferred Stock (the “Certificate of Designations of Series D Preferred Stock”). On May 28, 2025, the Company was notified by the Texas Secretary of State, that the Company’s Certificate of Designations of Series D Preferred Stock was made effective as of the filing date.

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

During the nine months ended January 31, 2026, the Company issued 1,912,383 Units consisting of Series D Preferred Stock and warrants to purchase shares of Common Stock for gross proceeds of approximately $6.7 million. During the nine months ended January 31, 2026, 1,375,616 shares of Series D Preferred Stock converted into 1,375,616 shares of the Company's Common Stock. At January 31, 2026, there were 536,767 shares of Series D Preferred Stock outstanding.

Common Stock

The Company’s Certificate of Formation, as amended, authorizes 500,000,000 shares of Common Stock. As of January 31, 2026 and April 30, 2025, the Company had 3,184,207 and 1,119,107 shares of Common Stock issued and outstanding, respectively.

During the nine months ended January 31, 2026, the Company entered into multiple exchange agreements with Streeterville that exchanged $1,975,000 in aggregate principal and $45,000 of accrued interest of its Streeterville Note for 570,626 shares of the Company's Common Stock. The issuance of the shares was made pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act.

During the nine months ended January 31, 2026, the Company issued 1,375,616 shares of Common Stock as a result of conversions of Series D Preferred Stock.

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

During the nine months ended January 31, 2026, the Company issued and sold 48,858 shares of Common Stock under the ATM Facility.

During the nine months ended January 31, 2026, the Company issued 70,000 shares of restricted stock to management. See further discussion in Note 6.

The holders of Common Stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the board of directors, subject to the rights of holders of Preferred Stock outstanding. No dividends were declared as of or through the nine months ended January 31, 2026 and the year ended April 30, 2025.

Common Stock Warrants

The Company has issued warrants to investors in connection with funding or for services rendered and these warrants are convertible into a number of shares of the Company’s Common Stock for a period of 5 years from the date of issuance.

The following is a summary of warrant activity during the nine months ended January 31, 2026:

	Warrants Outstanding and Exercisable	Exercise Price Per Share	Weighted Average Strike Price per Share
Balance, April 30, 2025	121,055	$0.001 - $825.00	$86.84
Issued	1,982,529	$3.65 - $5.00	$4.25
Cancelled	(793)	—	—
Forfeited	(132)	—	—
Balance, January 31, 2026	2,102,659	$0.001 - $825.00	$9.64

During the nine months ended January 31, 2026, the Company issued warrants to purchase up to 1,912,383 shares of Common Stock, net of cancelled warrants, at an exercise price of $5.00 per share in connection with the Series D Preferred Stock Offering.

In September 2025, the Company issued warrants to purchase an aggregate amount of 12,000 shares of Common Stock at an exercise price of $3.65 per share as consideration for consulting services.

In December 2025, the Company issued Agent Unit Warrants to purchase an aggregate amount of 57,353 shares of Common Stock at an exercise price of $4.375 per share pursuant to the Placement Agent Agreement.

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

2023 Equity Incentive Plan

On March 15, 2023, the Company’s Board of Directors adopted the 2023 Equity Incentive Plan (as amended, the “Equity Incentive Plan”). The Company's shareholders approved the Equity Incentive Plan at the Company's 2023 annual shareholder meeting held on January 17, 2024. The Equity Incentive Plan provides for the grant of nonstatutory stock options, incentive stock options, restricted stock, RSUs, performance units, performance shares, and other share-based awards. On November 27, 2023, the Company's Board of Directors approved and entered into Amendment No. 1 to the Equity Incentive Plan to increase the initial number of shares issuable under the Plan from 25,000 shares to 85,000 shares.

On July 9, 2025, the Company’s Board of Directors approved an amendment to the Company’s 2023 Equity Incentive Plan, to increase the maximum aggregate number of shares of the Company’s Common Stock, $0.001 par value per share, that may be issued under the Equity Incentive Plan to 1,000,000 shares of Common Stock, plus such number of shares of Company's Common Stock, which is equal to the lesser of (i) 25% of the total number of shares of all classes of Company's Common Stock and the Company’s preferred stock, $0.001 par value per share (the “Preferred Stock”), as converted to Common Stock, outstanding on the last day of each the immediately preceding fiscal year, and (ii) a lesser number of shares of our common stock determined by the Administrator (as defined in the Equity Incentive Plan) (collectively, the “Evergreen Shares”).

On November 28, 2025, the Company’s Board of Directors approved an amendment to the Equity Incentive Plan to increase the maximum aggregate number of shares of the Company’s Common Stock, that may be issued under the Equity Incentive Plan to 1,250,000 shares of Common Stock (the “Plan Amendment”). The number of shares of Common Stock available for issuance under the Equity Incentive Plan will be subject to automatic increase on the first day of each fiscal year of the Company beginning with fiscal year beginning May 1, 2026, so that the number of shares of Common Stock available for issuance under the Equity Incentive Plan is equal to the lesser of: (i) 25% of the total number of shares of all classes of Common Stock and preferred stock of the Company as converted to Common Stock outstanding on the last day of the immediately preceding fiscal year, and (ii) a lesser number of shares of Common Stock determined by the Administrator (as defined in the Equity Incentive Plan). The Plan Amendment is subject to the Company’s receipt of shareholder approval of the Plan Amendment and shall be considered and voted upon the shareholders of the Company at the Company’s next annual meeting of shareholders.

During the nine months ended January 31, 2026, the Company granted 604,000 stock options executive officers, directors, and board advisors. The stock options, which have an average exercise price of $4.36, will expire in 2035.

The following is a summary of service-based stock option activity during the nine months ended January 31, 2026:

			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Options	Exercise	Life
	Outstanding	Price	(in years)
Outstanding - April 30, 2025	173,659	$17.00	9.5
Granted	604,000	4.36	9.7
Forfeited	(467)	—	—
Outstanding - January 31, 2026	777,192	$6.64	9.3

Non-vested at January 31, 2026	687,315	$4.30	9.3
Vested at January 31, 2026	89,878	$24.49	8.9

The following is a summary of performance-based stock option activity during the nine months ended January 31, 2026:

			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Options	Exercise	Life
	Outstanding	Price	(in years)
Outstanding - April 30, 2025	2,787	$320.00	5.1
Forfeited	(159)	—	—
Outstanding - January 31, 2026	2,628	$286.53	4.6

Non-vested at January 31, 2026	758	$334.80	4.7
Vested at January 31, 2026	1,870	$266.97	4.5

During the nine months ended January 31, 2026, management estimated the fair value of the awards utilizing the Black-Scholes Option Pricing model with the following weighted-average assumptions:

Risk free interest rate	3.90%
Volatility	83%
Weighted average expected term (in years)	5

During the nine months ended January 31, 2026 and 2025, the Company recognized stock-based compensation for stock options of $987,542 and $153,939, respectively.

As of January 31, 2026, there was approximately $1.2 million of unrecognized compensation costs related to non-vested service-based Common Stock options and approximately $0.2 million of unrecognized compensation costs related to non-vested performance-based Common Stock options.

Restricted Stock Units and Restricted Shares Issued

In July 2025, the Company granted 125,000 RSUs to executives of the Company which are all unvested at January 31, 2026. The RSUs have a grant date fair value of $0.5 million and will vest upon FDA regulatory approval.  There was approximately $0.5 million of unrecognized compensation costs related to non-vested RSUs at January 31, 2026.

In November 2025, the Company granted 70,000 restricted shares of Common Stock to its Chief Executive Officer and Chairman of the Board of Directors, Andrew Simpson. The restricted shares granted to Mr. Simpson shall vest in full subject to the satisfaction of all of the following conditions with respect to the applicable portion of the shares: (i) approval of any amendment or modification to or restatement of the Equity Incentive Plan, which, among other things, contemplates this award; and (ii)(x) 1/3rd of these shares shall vest on the one-year anniversary of the grant date (the “Initial Vesting Date”) and (y) thereafter, 1/12th of these shares shall vest on each subsequent quarterly anniversary of the Initial Vesting Date (each an “Additional Vesting Date” and together with the Initial Vesting Date, the “Vesting Dates”), such that all of these shares shall fully vest on the three year anniversary of the grant date. Additionally, the shares shall immediately vest if the Company achieves $250,000 or more of revenue in any fiscal quarter ending following grant of awards. In the event of a Change of Control, 100% of the shares shall vest immediately before the consummation of such event.

In December 2025, the Company granted 45,000 RSUs to Mark Hilz, the Company's Chief Operating Officer, 15,000 RSUs to Danielle Watson, the Company's Chief Financial Officer.  The RSUs granted to Mr. Hilz and Ms. Watson shall be settled promptly after the date on which all of the following conditions are satisfied with respect to the applicable portion of such RSUs: (i) approval of any amendment or modification to or restatement of the Plan, which, among other things, contemplates the award of the applicable RSUs; and (ii)(x) 1/3rd of these RSUs shall vest on the Initial Vesting Date and (y) thereafter, 1/12th of these RSUs shall vest on each subsequent quarterly anniversary of the Initial Vesting Date, such that all of these RSUs shall fully vest on the three year anniversary of the grant date.  Additionally, the shares shall immediately vest if the Company achieves $250,000 or more of revenue in any fiscal quarter ending following grant of awards. In the event of a Change of Control, 100% of the RSUs shall vest immediately before the consummation of such event.

In December 2025, the Company granted 15,000 RSUs to each of the Company's non-employee directors. The RSUs granted to each non-employee Director shall be settled promptly after the date on which all of the following conditions are satisfied with respect to the applicable portion of such RSUs: (i) approval of any amendment or modification to or restatement of the Plan, which, among other things, contemplates the award of these RSUs; and (ii) 1/2 of these RSUs shall vest on the Initial Vesting Date and (ii) thereafter, 1/8th of these RSUs shall vest on each subsequent quarterly anniversary of the Initial Vesting Date (each a “Director Vesting Date” and together with the Initial Vesting Date, the “Director Vesting Dates”), such that all of these shares shall fully vest on the two-year anniversary of the grant date.  Additionally, the shares shall immediately vest if the Company achieves $250,000 or more of revenue in any fiscal quarter ending following grant of awards. In the event of a Change of Control, 100% of such RSUs shall vest immediately before the consummation of such event.

Note 7. Commitments and Contingencies

Operating Leases

The Company has a long-term operating lease for office, industrial, and laboratory space which was entered into in May 2017. On September 27, 2022, the Company entered into the First Amendment to Lease (the “Lease Amendment”), which amended the Lease Agreement to document the exercise of its option to extend the term of the lease for an additional 64 months, commencing February 1, 2023, and expiring on May 31, 2028 (the “Extension Term”). Pursuant to the amendment, the Company will pay initial monthly payments of $13,129, beginning February 2023, subject to 3% annual increases. Rent expense for the nine months ended January 31, 2026 was approximately $108,000.

The Company records right-of-use assets and liabilities at the present value of the fixed lease payments over the term at the commencement date. The Company uses its incremental borrowing rate of 12% to determine the present value of the lease as the rate implicit in the lease is typically not readily available.

Information related to the Company’s right-of-use assets and lease liabilities consist of the following:

January 31,
2026
Right-of-use assets, net	$295,311

Lease liabilities, current	$133,927
Lease liabilities, net of current portion	211,917
Total lease liabilities	$345,844

Weighted average remaining term (in years)	2.3
Weighted average discount rate	12%

As of January 31, 2026, future maturities of lease liabilities due under lease agreements for the period ended are as follows:

April 30, 2026	41,381
April 30, 2027	169,307
April 30, 2028	173,559
April 30, 2029	14,493
Total future lease payments	398,740
Less imputed interest	(52,896)
Total operating lease liabilities	$345,844

Litigation

From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of business. The Company does not believe that the outcome of those matters will have a material adverse effect to the financial position, operating results or cash flows. However, there can be no assurance such legal proceedings will not have a material impact.

The Company is not aware of any material claims outstanding or pending against the Company as of January 31, 2026.

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

Note 8. Segment Information

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

The following table summarizes the segment's financial information including the Company's significant segment expenses:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025

Gross Margin	$—	$—	$2,551	$—
Segment operating expenses:
Clinical and regulatory	219,892	156,292	613,211	535,671
Research and development	378,491	835,109	1,621,132	2,788,946
Operations	40,192	41,717	128,464	132,397
Sales and marketing	162,331	52,862	442,045	249,034
General and administrative	1,128,034	1,285,492	3,074,161	2,726,124
Loss from operations	(1,928,940)	(2,371,472)	(5,876,462)	(6,432,172)
Other income (expense):
Interest expense	(61,509)	(179,477)	(524,731)	(319,601)
Other income	5,241	14,657	10,222	80,874
Total other expense	(56,268)	(164,820)	(514,509)	(238,727)
Net loss	$(1,985,208)	$(2,536,292)	$(6,390,971)	$(6,670,899)

Note 9. Subsequent Events

Management has evaluated subsequent events after the balance sheet date of January 31, 2026, through the date of filing.

On March 11, 2026, the Company and Streeterville amended the $2.5M Streeterville Note to extend the maturity date to June 30, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our unaudited financial statements and the notes presented herein included in this Quarterly Report on Form 10-Q and the audited financial statements and the related notes set forth in our Annual Report on Form 10-K for the year ended April 30, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 24, 2025 (the “2025 Annual Report on Form 10-K”). The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Cautionary Note Regarding Forward-Looking Statements” and under “Risk Factors” as identified under Part 1, Item 1A of our 2025 Annual Report on Form 10-K.

Overview

HeartSciences is a healthcare information technology company focused on advancing electrocardiography (“ECG” or “EKG”) through the integration of artificial intelligence (“AI”). The Company has developed MyoVista Insights™, a cloud-native, vendor- and device-agnostic ECG management platform designed to improve workflow efficiency, streamline data management, and support the deployment of third-party AI-ECG algorithms. MyoVista Insights is classified as a Medical Device Data System (“MDDS”) and is exempt from U.S. Food and Drug Administration (“FDA”) 510(k) requirements. HeartSciences has also developed the MyoVista® wavECG™ device, which provides conventional ECG functionality and is designed to host AI-ECG algorithms. The Company submitted the MyoVista wavECG device to the FDA for 510(k) premarket clearance in December 2025 and has licensed or developed additional AI-ECG algorithms that may be submitted for regulatory clearance in the future.

The MyoVista Insights platform was initially launched in May mid-2025 and has been designed to streamline ECG study organization, enhance waveform analysis, and simplify clinical workflows, enabling more efficient interpretation of ECG data. It is also designed to host AI-ECG algorithms and make them easily available in clinical workflow. The Company expects to generate revenues from installation fees, software-as-a-service (“SaaS”) usage fees, and fees associated with AI-ECG algorithms made available through the platform’s AI-ECG marketplace.

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

Going Concern

On July 24, 2025, our independent registered public accounting firm issued an opinion on our audited financial statements, included in our 2025 Annual Report on Form 10-K, that contained an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern because we have experienced recurring losses, negative cash flows from operations, and limited capital resources.

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

On September 16, 2025, we received a letter from Nasdaq informing the Company that the Nasdaq Listing Qualifications staff has confirmed that we have regained compliance with the Minimum Stockholders' Equity Requirement, and that we are therefore in compliance with Nasdaq's listing requirements. Our common stock, $0.001 par value per share (the “Common Stock”), and public warrants continue to be listed on Nasdaq.

FDA 510(k) Submission of  MyoVista® wavECG™ Device

On December 15, 2025, we submitted our MyoVista® wavECG™ device to the FDA for 510(k) premarket clearance.

$3.6M Streeterville Note Purchase Agreement and Promissory Note

On January 13, 2026, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”), with Streeterville Capital, LLC, an accredited investor (“Streeterville”), pursuant to which we issued to Streeterville an unsecured note in the original principal amount of $3,605,000 (the “$3.6M Streeterville Note”). The $3.6M Streeterville Note bears interest at a rate of 12% per annum and matures 18 months after its issuance date. The $3.6M Streeterville Note carried an OID of $600,000, and $5,000 was reimbursement for Streeterville's transaction expenses. As a result, we received aggregate net proceeds of $3.0 million in connection with the issuance of the $3.6M Streeterville Note. From time to time, beginning six months after issuance, Streeterville may require us to redeem a portion of the $3.6M Streeterville Note, not to exceed an amount of $405,000 per month. In the event we have not reduced the outstanding balance under the $3.6M Streeterville Note by at least $1,250,000 by the 12-month anniversary of the $3.6M Streeterville Note issuance date, then the outstanding balance of the $3.6M Streeterville Note at such time will automatically increase by 5%. Subject to the terms and conditions set forth in the $3.6M Streeterville Note, we may prepay all or any portion of the outstanding balance of the $3.6M Streeterville Note at any time.

The Note Purchase Agreement and the $3.6M Streeterville Note contain customary agreements, affirmative and restrictive covenants, representations and warranties and customary events of default, including if we undertake a fundamental transaction (including consolidations, mergers, and certain changes in control of our Company), without Streeterville’s prior written consent, subject to certain exceptions as provided in the $3.6M Streeterville Note. As described in the $3.6M Streeterville Note, upon the occurrence of certain events of default, the outstanding balance of the Note will become automatically due and payable. Additionally, upon an event of default described in the $3.6M Streeterville Note (i.e., the failure to pay amounts under the $3.6M Streeterville Note when due or to observe any covenant under the Note Purchase Agreement), the outstanding balance of the $3.6M Streeterville Note automatically increases to the lesser of 18% or the maximum rate permitted by law.

$2.5M Streeterville Note Extension

On March 11, 2026, the Company and Streeterville amended the $2.5M Streeterville Note to extend the maturity date to June 30, 2026.

Series D Preferred Stock Offering and Certificate of Designations of Series D Preferred Stock

On March 10, 2025, we entered into a selling agency agreement (the “Placement Agent Agreement”) with Digital Offering LLC (“Digital Offering”) to act as sole placement agent (the “Placement Agent”) on a "best efforts" offering of up to 4,285,714 Units, with each Unit consisting of (a) one share of our Series D Convertible Preferred Stock (the “Series D Preferred Stock”) and (b) one warrant to purchase one share of our Common Stock, for a total of 4,285,714 shares of our Series D Preferred Stock and warrants to purchase up to an aggregate of 4,285,714 shares of our Common Stock (collectively, the "Offering"), pursuant to certain subscription agreements with certain investors, upon which each investor must complete a Subscription Agreement and submit the applicable subscription price as set forth therein. The offering price is $3.50 per Unit, for a maximum offering amount of $15.0 million worth of Units. Each warrant is exercisable at any time from the date of issuance through the third anniversary from the date of issuance, unless earlier redeemed, and is exercisable to purchase one share of Common Stock at $5.00 per share, subject to customary adjustment.

Pursuant to the Placement Agent Agreement, the Placement Agent will be entitled to receive from each closing of the Offering (i) a cash fee of 7% of the gross proceeds received by our Company from such closing, (ii) warrants (the "Agent Unit Warrants") to purchase 3% of the total number of Units sold by our Company at such closing (the "Agent Units") at an exercise price of $4.375 per Agent Unit Warrant, with each Agent Unit consisting of one share of Series D Preferred Stock (the "Agent Preferred Shares") and one Warrant (the "Agent Warrants" and the shares of Common Stock underlying such Agent Warrants, the "Agent Warrant Shares"), and (iii) reimbursement of certain of its out-of-pocket expenses. Digital Offering is acting on a “reasonable best efforts” basis, in connection with the Offering and is under no obligation to purchase any of the Units or arrange for the sale of any specific number or dollar amount of shares of the Units.

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

As of the date of this Quarterly Report, we have issued 1,912,383 Units consisting of shares of Series D Preferred Stock and Warrants to purchase shares of Common Stock for gross proceeds of approximately $6.7 million. As of the date of this Quarterly Report, 57,353 Agent Unit Warrants have been issued and 1,375,616 shares of Series D Preferred Stock have been converted into 1,375,616 shares of Common Stock.

Amendment No. 3 to the Equity Distribution Agreement

On August 3, 2025, the Company entered into Amendment No. 3 to the Original EDA (the “Third Amended EDA” and, collectively with the Amendments to the EDA, the “EDA”) with Maxim Group (“Maxim”) pursuant to which the Company may offer and sell, from time to time, up to $25,000,000 of shares of Common Stock and the parties further agreed that Maxim will be entitled to compensation at a commission rate equal to 4.0% of the gross sales price per share sold pursuant to the EDA up to a maximum of $11,036,310 in gross proceeds to the Company, and 3.0% of the gross sales price per share sold pursuant to the EDA from any gross proceeds to the Company in excess of such amount; provided, however, that in no event will the Company issue or sell through Maxim such number of shares of Common Stock that would cause the Company or the offering of its shares of Common Stock to not satisfy the eligibility and transaction requirements for use of Form S-3 (including General Instruction I.B.6 of Form S-3). During the nine months ended January 31, 2026, the Company issued and sold 48,858 shares under the EDA for net proceeds of approximately $0.2 million.

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

Other Income (Expense), Net

Other income (expense), net primarily consists of interest earned on cash balances.

The following table summarizes our results of operations for the periods presented on our statement of operations data.

	Three Months Ended January 31,				Nine Months Ended January 31,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(In thousands, except percentages, unaudited)				(In thousands, except percentages, unaudited)
Revenue	$—	$—	$—	—%	$4	$—	$4	—%
Cost of sales	—	—	—	—%	2	—	2	—%
Gross margin	—	—	—	—%	2	—	2	—%
Operating expenses:
Research and development	639	1,033	(395)	(38)%	2,363	3,457	(1,094)	(32)%
Selling, general and administrative	1,290	1,338	(48)	(4)%	3,516	2,975	541	18%
Total operating expenses	1,929	2,371	(443)	(19)%	5,879	6,432	(553)	(9)%
Loss from operations	(1,929)	(2,371)	443	(19)%	(5,876)	(6,432)	556	(9)%
Interest expense	(62)	(179)	118	(66)%	(525)	(320)	(205)	64%
Other income	5	15	(9)	(64)%	10	81	(71)	(87)%
Other income (expense), net	(56)	(165)	109	(66)%	(515)	(239)	(276)	116%
Net loss	$(1,985)	$(2,536)	$551	(22)%	$(6,391)	$(6,671)	$280	(4)%

Summary of Statements of Operations for the three and nine months ended January 31, 2026 compared with the three and nine months ended January 31, 2025:

Revenues were $4,000, and cost of sales were $2,000 for the nine months ended January 31, 2026, as compared to none in the same period in 2025. There were no revenues or cost of sales for the three months ended January 31, 2026 and three and nine months ended January 31, 2025. Our revenues in the fiscal years have been mainly generated from suppliers in the establishment of distributor relationships outside the United States as part of obtaining feedback during product development and improvement of the MyoVista wavECG.

Research and development expenses were $0.6 million and $2.4 million for the three and nine months ended January 31, 2026, respectively, representing a decrease of $0.4 million, or 38%, and a decrease of $1.1 million, or 32%, respectively, when compared to the same periods in 2025. The decreases are primarily due to reduced cloud consulting costs as we have completed phase 1 of our MyoVista Insights platform and lower costs due to capitalization of software costs associated with the MyoVista Insights platform.

Selling, general, and administrative expenses were approximately $1.3 million and $3.5 million for the three and nine months ended January 31, 2026, respectively, representing a decrease of $0.1 million, or 4%, and an increase of $0.5 million, or 18%, respectively, when compared to the same periods in 2025. The increase during the nine month period ended January 31, 2026 is primarily due to approximately $0.8 million increase in stock compensation expense incurred during such period, offset by reductions in professional fees related to the Reverse Stock Split and fees related to the withdrawal of the Company's S-1/A registration statement in Fiscal 2025, for an aggregate amount of approximately $0.3 million.

Interest expense was approximately $62 thousand and $0.5 million for the three and nine months ended January 31, 2026, respectively, representing a decrease of $0.1 million, or 66%, and an increase of $0.2 million, or 64%, respectively, when compared to the same periods in 2025. Interest expense in Fiscal 2026 is related to interest on the FRV Note and interest and debt service amortization on the Streeterville Notes. During the period ended January 31, 2026, the outstanding principal balance of the $2.5M Streeterville Note was repaid in full and as a result, the Company wrote off the remaining balance of unamortized original issue discount and debt issuance costs of approximately $264,000 to interest expense.

Other income of $5,000 and $10,000 during the three and nine months ended January 31, 2026, respectively, is related to interest earned on our cash balances.

Liquidity, Capital Resources, and Going Concern Considerations

We have incurred losses each year since inception and have experienced negative cash flows from operations in each year since inception. We incurred a net loss of $6.4 million for the period ended January 31, 2026. As of January 31, 2026, we had an accumulated deficit of $82.5 million and stockholder's equity of $2.7 million and working capital of $0.8 million.

Based on our current business plan assumptions and expected cash burn rate, we believe that the existing cash is insufficient to fund operations for the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding our ability to continue as a going concern.

In January 2026, the Company entered into a Note Purchase Agreement with Streeterville, pursuant to which the Company issued to Streeterville an unsecured promissory note in the original principal amount of $3,605,000. The $3.6M Streeterville Note carried an OID of $600,000 and $5,000 was withheld from the $3.6M Streeterville Note for reimbursement of Streeterville's transaction expenses.  As a result, the Company received aggregate net proceeds of approximately $3.0 million in connection with the issuance of the $3.6M Streeterville Note. The $3.6M Streeterville Note bears interest at the rate of 12.0% per annum and matures in July 2027. From time to time, beginning six months after issuance, Streeterville may redeem a portion of the $3.6M Streeterville Note, not to exceed $405,000 per month. In the event the Company has not reduced the outstanding balance under the $3.6M Streeterville Note by at least $1,250,000 by the 12-month anniversary following the issuance date, then the outstanding balance at such time will automatically increase by 5%. Subject to terms and conditions set forth in the $3.6M Streeterville Note, the Company may prepay all or any portion of the outstanding balance of the $3.6M Streeterville Note at any time.

On March 10, 2025, the Company commenced an offering on a "best efforts" basis for a maximum of up to 4,285,714 Units. Each Unit (each a "Unit" and collectively the “Units”) consists of one (1) share of Series D Convertible Preferred Stock, par value $0.001 per share (the “Series D Preferred Stock”), and one (1) warrant the (“Warrants”), each to purchase one (1) share of the Company's Common Stock. The Units will be sold at an offering price of $3.50 per Unit, for a maximum offering amount of $15.0 million worth of units. During the nine months ended January 31, 2026, the Company issued 1,912,383 Units for gross proceeds of approximately $6.7 million. There was approximately $8.3 million available for issuance as of the date of this Quarterly Report. We expect any proceeds received from the offering will be used for working capital and general corporate purposes.

In March 2023, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) providing for the purchase, from time to time at the Company’s discretion, of up to $15.0 million of the Company’s Common Stock, over the thirty-six (36) month term of the purchase agreement (“Equity Line”). There were no shares issued under the equity line during the nine months ended January 31, 2026. As of the date of this Quarterly Report, the Company has issued and sold an aggregate 253,617 shares of Common Stock, including 1,625 commitment shares, under the Equity Line receiving gross proceeds of approximately $2.2 million and there was approximately $12.8 million available for issuance under the Equity Line. We expect any proceeds received from the Equity Line will be used for working capital and general corporate purposes.

In September 2023, the Company entered into an Equity Distribution Agreement (the “EDA”) with an institutional investor, pursuant to which the Company may offer and sell an aggregate of up to $3.25 million of its shares of Common Stock in At-the-Market offerings (“ATM Facility”). In November 2023, the EDA was further amended increasing the aggregate amount of Common Stock that may be sold under the ATM Facility to up to $15.0 million, and further amended again in August 2025, increasing the aggregate amount of Common Stock that may be sold under the ATM Facility from to up to $25.0 million. The Company is eligible to sell up to $14.7 million worth of shares of Common Stock as the aggregate market value of the Company's shares of Common Stock eligible for sale under the EDA is subject to limitations of General Instruction I.B.6 of Form S-3 until such time that the Company's public float equals or exceeds $75.0 million. In the event the aggregate market value of the Company’s outstanding Common Stock held by non-affiliates equals or exceeds $75.0 million, then the one-third limitation on sales set forth in General Instruction I.B.6 of Form S-3 shall not apply to additional sales made pursuant to the EDA. During the nine months ended January 31, 2026, the Company issued and sold 48,858 shares under the ATM Facility for net proceeds of approximately $0.2 million. There was approximately $4.2 million available for issuance as of the date of this Quarterly Report. We expect any proceeds received from the ATM Facility will be used for working capital and general corporate purposes.

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

Since our inception, we have raised capital through the public and private sale of debt and equity. As of January 31, 2026, we had cash and cash equivalents balance of approximately $3.4 million, an increase of $2.3 million from $1.1 million as of April 30, 2025.

The table below presents our cash flows for the periods indicated:

	Nine Months Ended January 31,
U.S. dollars, in thousands	2026	2025
	(Unaudited)
Net cash used in operating activities	$(5,750)	$(5,822)
Net cash used in investing activities	$(44)	$(22)
Net cash provided by financing activities	$8,094	$2,634
Net change in cash and cash equivalents during the period	$2,299	$(3,211)

Operating Activities

Net cash used by our operating activities of $5.8 million during the nine months ended January 31, 2026 is primarily due to our net loss of $6.4 million, plus $1.6 million in non-cash expenses less $0.9 million of net changes in operating assets and liabilities.

Net cash used by our operating activities of $5.8 million during the nine months ended January 31, 2025 is primarily due to our net loss of $6.7 million, plus $437,000 in non-cash expenses plus $412,000 of net changes in operating assets and liabilities.

Financing Activities

Net cash provided by financing activities of $8.1 million during the nine months ended January 31, 2026 is primarily from the issuance of Series D Preferred Stock and warrants and net proceeds from the $3.6M Streeterville Note.

Net cash provided by financing activities of $2.6 million during the nine months ended January 31, 2025 is primarily from the issuance of Common Stock under the Equity Line, ATM Facility, and net proceeds from the $2.5M Streeterville Note.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company's disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based upon the most recent evaluation of internal controls over financial reporting, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) determined that our disclosure controls and procedures were not effective as of January 31, 2026 as a result of identified material weaknesses in our internal control over financial reporting. The identified material weaknesses were as follows: (i) lack of proper approval processes and review processes and documentation for such reviews; (ii) we did not maintain sufficient U.S. GAAP and SEC accounting resources commensurate with those required of a public company; and (iii) insufficient number of staff to maintain optimal segregation of duties and levels of oversight. We have taken and continue to take remedial steps to improve our internal controls over financial reporting, which includes designing and implementing effective processes and controls over significant accounts and disclosure, and the preparation of account reconciliations and review of journal entries. Our Chief Financial Officer frequently attends continuing education for updates on accounting policies and procedures. We cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. Management is monitoring the effectiveness of these and other processes, procedures and controls and will make any further changes deemed appropriate. We are committed to ensuring that our internal controls over financial reporting are designed and operating effectively. Management believes the foregoing actions will effectively remediate the material weaknesses, however, our material weaknesses will not be considered remediated until controls are in place for a period of time, the controls are tested, and management concludes that the controls are properly designed and operating effectively.

Changes in Internal Control Over Financial Reporting

Except as described above with respect to the remediation steps we are taking, there have been no changes in our internal control over financial reporting during the quarter ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There are no actions, suits, proceedings, inquiries or investigations before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company, threatened against or affecting the Company, the Common Stock, any of the Company’s officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect on the Company.

Item 1A. Risk Factors.

For a discussion of risk factors, please refer to Item 1A of our 2025 Annual Report on Form 10-K. There have been no material changes to the risk factors contained in Item 1A of our 2025 Annual Report on Form 10-K. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition, and/or operating results

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of our equity securities sold during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On March 11, 2026, the Company and Streeterville amended the $2.5M Streeterville Note to extend the maturity date to June 30, 2026.

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

4.2	Form of Bridge Warrant (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-1 filed May 17, 2022)
4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-1 filed May 17, 2022)
4.4	Form of $1M Lender Warrant and $1.5M Lender Warrant (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form S-1 filed May 17, 2022)
4.5	Form of Investor Warrant (incorporated by reference to Exhibit 4.7 to our Registration Statement on Form S-1 filed May 17, 2022)
4.6	Representative’s Warrant Agreement issued June 17, 2022 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 23, 2022)
4.7

Warrant Agent Agreement dated June 17, 2022 between the Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed June 23, 2022)

4.8	Form of Certificated Warrant (incorporated by reference to Exhibit 4.10 to Amendment No. 2 to our Registration Statement on Form S-1 filed June 10, 2022)

4.9	Amendment No. 1 to Bridge Warrants dated September 8, 2022 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on September 9, 2022)
4.10	Form of Amendment No. 2 to Bridge Warrants dated February 3, 2023 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on February 3, 2022)
4.11

Form of Amended and Restated Warrant to Purchase Common Stock, as amended through February 3, 2023 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on February 22, 2023)

4.12

Form of Pre-Funded Warrant, issued pursuant to Amendment No. 2 to Warrants to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K/A, filed with the SEC on March 14, 2023)

4.13	Form of Warrant to Purchase Common Stock dated September 7, 2023 (incorporated by reference to Exhibit 4.1 our Current Report on Form 8-K, filed with the SEC on September 7, 2023)
4.14	Form of Pre-Funded Purchase Warrant dated as of September 20, 2023 (incorporated by reference to Exhibit 4.1 our Current Report on Form 8-K, filed with the SEC on September 21, 2023)
4.15	Form of Common Stock Warrant dated September 20, 2023 (incorporated by reference to Exhibit 4.2 our Current Report on Form 8-K, filed with the SEC on September 21, 2023)
4.16	Form of Common Warrant (incorporated by reference to Exhibit 3.17 to our Offering Statement on Form 1-A/A, filed with the SEC on March 3, 2025)
4.17	Form of Selling Agent's Warrant (incorporated by reference to Exhibit 3.18 to our Offering Statement on Form 1-A/A, filed with the SEC on March 3, 2025)
4.18	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to our Offering Statement on Form 1-A/A, filed with the SEC on March 3, 2025)
4.19	Form of Escrow Agreement (incorporated by reference to Exhibit 8.1 to our Offering Statement on Form 1-A/A, filed with the SEC on March 3, 20225)
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

10.46	Warrant Amendment, dated November 16, 2023, by and between the Company and John Q. Adams (filed as Exhibit 10.4 on our Current Report on Form 8-K, filed with the SEC on November 17, 2023)
10.47

Amendment No. 6 to Loan and Security Agreement by and between the Company and Front Range Ventures LLC dated August 19, 2024 (filed as Exhibit 10.1 on our Current Report on Form 8-K, filed with the SEC on August 19, 2024)

10.48

Amendment No. 7 to Loan and Security Agreement by and between the Company and Front Range Ventures LLC dated September 26, 2025 (filed as Exhibit 10.1 on our Current Report on Form 8-K, filed with the SEC on October 1, 2025).

10.49

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

10.50†

Employment Agreement by and between the Company and Danielle Watson, dated October 15, 2021 (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1 filed October 16, 2023)

10.51

Note Purchase Agreement, by and between the Company and Streeterville Capital, LLC dated September 6, 2024 (filed as Exhibit 10.1 on our Current Report on Form 8-K, filed with the SEC on September 10, 2024)

10.52	Purchase Note dated September 6, 2024 (filed as Exhibit 10.2 on our Current Report on Form 8-K, filed with the SEC on September 10, 2024)
10.53†	Amendment No. 3 to the HeartSciences Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 on our Current Report on Form 8-K, filed with the SEC on November 28, 2025)
10.54	Form of Indemnification Agreement (filed as Exhibit 10.1 on our Current Report on Form 8-K, filed with the SEC on December 16, 2025).
10.55	Note Purchase Agreement, by and between the Company and Streeterville Capital, LLC dated January 13, 2026 (filed as Exhibit 10.1 on our Current Report on Form 8-K, filed with the SEC on January 13, 2026).
10.56	Promissory Note dated January 13, 2026 (filed as Exhibit 10.2 on our Current Report on Form 8-K, filed with the SEC on January 13, 2026).
10.57*	Amendment dated March 11, 2026 to Promissory Note dated September 6, 2024 issued by the Company to Streeterville Capital, LLC
19.1	Insider Trading Policy
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith
†	Management contract or compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HeartSciences Inc.

Date: March 16, 2026	By:	/s/ Andrew Simpson
	Name:	Andrew Simpson
	Title:	President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)

Date: March 16, 2026	By:	/s/ Danielle Watson
	Name:	Danielle Watson
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)