Form 10-K
period 2026-04-30
HeartSciences Inc.
filed 2026-07-23
CIK 1468492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2026

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter ended October 31, 2025, was approximately $10.4 million, based on the closing price of $3.05. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, executive officers, affiliated holders of 10% or more of the registrant’s common stock and their affiliates.

At July 20, 2026, the registrant had 3,899,491 shares of Common Stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - NONE

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Important factors that could cause actual results, developments and business decisions to differ materially from those anticipated in these forward-looking statements include, among other things:

•

the possibility that the Merger (as defined below) does not close when expected or at all because the conditions to closing are not satisfied on a timely basis or at all, including the failure to timely obtain stockholder approval for the proposed transaction from our stockholders, if at all;

•	the occurrence of any event, change, or other circumstances that could give rise to the right of one or both of the parties to terminate the Merger Agreement (as defined below);

•	the possibility that the anticipated benefits of the proposed Merger are not realized when expected or at all;

•	the possibility that the vision, goals, and trajectory of Fortitude (as defined below) and our Company are not timely achieved or realized or achieved or realized at all;

•	the possibility that the integration of the two companies may be more difficult, time-consuming, or costly than expected;

•	the possibility that the Transactions (as defined below) may be more expensive or take longer to complete than anticipated, including as a result of unexpected factors or events;

•	the diversion of our management's attention from ongoing business operations and opporunities and other factors that may affect future results of Fortitude or our Company;

•	our expectation regarding the sufficiency of our existing cash and cash equivalents to fund our current operations;

•

our ability to receive regulatory clearances for the MyoVista wavECG and associated AI-ECG algorithms from the U.S. Food and Drug Administration (the “FDA”), and/or regulatory clearances for the MyoVista wavECG and associated AI-ECG algorithms or the MyoVista Insights™ from state regulators, if any, or other similar foreign regulatory agencies, including approval to conduct clinical trials, the timing and scope of those trials and the prospects for regulatory approval or clearance of, or other regulatory action with respect to the our current products or other future potential products;

•

our ability to further advance the development of the MyoVista Insights™, our ECG device agnostic platform and to develop and incorporate AI-ECG algorithms on that platform or the MyoVista wavECG, our 12-lead electrocardiograph (“ECG”) device and to incorporate an additional proprietary AI-ECG algorithm that we have been developing to detect cardiac dysfunction following changes in the ASE guidelines for the assessment of LVDD, as well as future potential products;

•	our ability to develop a cloud-based hardware agnostic platform and to develop and incorporate AI-ECG algorithms on that platform;

•	our ability to launch sales of the MyoVista Insights™, and AI-ECG algorithms, the MyoVista wavECG device, or any future potential products into the U.S.;

•	our assessment of the potential of the MyoVista Insights™, and AI-ECG algorithms, the MyoVista wavECG device, or any future potential products;

•	our planned level of capital expenditures and liquidity;

•	our plans to continue to invest in research and development to develop technology for new products;

•

our failure to maintain the continued listing requirements of Nasdaq (as defined below), including in connection with the consummation of the proposed Merger, could result in a de-listing of our shares and penny stock trading;

•

the regulatory environment and changes in the health policies and regimes in the countries in which we intend to operate, including the impact of any changes in regulation and legislation that could affect the medical device industry;

•	our ability to meet our expectations regarding the commercial supply of our current products and any future products;

i

•	our ability to retain key executives;

•	our ability to internally develop new inventions and intellectual property;

•	the overall global economic environment;

•	the ultimate impact of health epidemics, on our business, our clinical trials, our research programs, healthcare system or the global economy as a whole;

•	the impact of competition and new technologies;

•	general market, political and economic conditions in the countries in which we operate;

•	our ability to develop new product offerings and intellectual property;

•	changes in our strategy;

•	changes in our stock price, including before Closing; and

•	potential litigation.

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

We will continue to file annual, quarterly and current reports, proxy statements and other information with the SEC. Forward-looking statements speak only as of the dates specified in such filings. Except as expressly required under federal securities laws and the rules and regulations of the SEC, we do not undertake any obligation to update any forward-looking statements to reflect events or circumstances arising after any such date, whether as a result of new information or future events or otherwise. You should not place undue reliance on the forward-looking statements included in this report or that may be made elsewhere from time to time by us, or on our behalf. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

NOTE REGARDING COMPANY REFERENCES

Throughout this Annual Report on Form 10-K, the “Company,” “we,” “us” and “our” refer to HeartSciences Inc. References to "Fiscal 2027" refer to the 12-months ending April 30, 2027, references to "Fiscal 2026" refer to the 12-months ended April 30, 2026, and references to "Fiscal 2025" refer to the 12-months ended April 30, 2025.

Unless defined elsewhere, capitalized terms used in this Annual Report on Form 10-K are defined in the “Glossary of Terms” appearing directly before Part III.

ii

iii

PART I

Item 1. Business.

Company Overview

We are a healthcare information technology company focused on advancing electrocardiography (“ECG” or “EKG”) through the integration of artificial intelligence (“AI”). Our first commercial product is MyoVista Insights™, a cloud-native, vendor- and device-agnostic ECG management platform designed to modernize ECG workflows and enable scalable deployment of AI-ECG capabilities across healthcare systems.

MyoVista Insights™ is classified as a Medical Device Data System (“MDDS”) and is exempt from the FDA 510(k) requirements. The platform is designed to streamline ECG study organization, enhance waveform analysis, and simplify clinical workflows, enabling more efficient interpretation, storage, and management of ECG data. It is also designed to host AI-ECG algorithms from multiple vendors and integrate them directly into clinical workflows, providing a flexible and extensible foundation for the adoption of AI in ECG.

Following its early adopter launch in 2025, we have implemented phased enhancements to MyoVista Insights™. In March 2026, we released a significant version upgrade for broader deployment across cardiology and healthcare IT environments. This release included mobile device access, enhanced reporting capabilities, and expanded interoperability designed to support integration across large health systems and enterprise environments.

In March 2026, MyoVista Insights™ received Epic Toolbox designation for the ECG Management System category from Epic Systems Corporation. We believe this designation supports its positioning within enterprise healthcare IT ecosystems and may facilitate adoption within Epic-enabled health systems.

We expect to generate revenue from installation fees, software-as-a-service (“SaaS”) usage fees, and fees associated with AI-ECG algorithms made available through the platform’s AI-ECG marketplace, including third-party algorithms.

We have also developed the MyoVista® wavECG™ device, which provides conventional ECG functionality and is designed to host embedded AI-ECG algorithms. We submitted the MyoVista wavECG device to the FDA for 510(k) premarket clearance in December 2025, and the submission remains under FDA review. We cannot provide assurance on the timing or outcome of the FDA’s review, and there can be no assurance that 510(k) clearance will be obtained.

The future success of the MyoVista wavECG device is dependent on obtaining FDA clearance and the integration of AI-ECG algorithms, including an impaired cardiac relaxation (e’) algorithm under development. Following updated American Society of Echocardiography (“ASE”) guidelines for the assessment of Left Ventricular Diastolic Dysfunction (“LVDD”), including revised age-based thresholds for cardiac relaxation (e’), we elected to separate the FDA submissions for the device and the impaired cardiac relaxation algorithm. Additional development and validation will be required to align the algorithm with the updated clinical standards.

We will require additional funding to support working capital, continued development and commercialization of MyoVista Insights™, and regulatory clearance of the MyoVista wavECG device and associated AI-ECG algorithms.

Heart Disease Facts and Current ECG Testing Limitations

Heart disease refers to a variety of conditions that affect the heart, including heart rhythm disorders, valvular disease, congenital defects and vascular diseases such as CAD. It is often referred to as the “silent killer” due to its asymptomatic progression.

According to the American Heart Association, one in three patients are not diagnosed until after a heart attack occurs, and 50% of men and 64% of women who die suddenly of coronary heart disease had no prior symptoms. Data from the CDC indicate that heart disease is the leading cause of death in the United States across most demographic groups, with one death occurring approximately every 34 seconds. Approximately 20.5 million adults in the United States have CAD, and about one in five heart attacks is silent.

Globally, cardiovascular disease remains the leading cause of death. The World Health Organization estimates that approximately 19.8 million people died from cardiovascular diseases in 2022, representing 32% of all global deaths.

Despite its widespread use, the conventional ECG has limited sensitivity for detecting CAD and structural heart disease. As a result, it is not considered a reliable standalone diagnostic tool for early detection of many cardiac conditions.

AI-ECG algorithms have demonstrated the ability to detect a broader range of cardiac conditions from ECG data than is possible through traditional interpretation, creating the potential to enhance the clinical utility of ECG as a front-line diagnostic tool, and offer the potential for earlier, more effective detection in healthcare settings other than cardiology.

Overuse of Expensive Cardiology-Based Diagnostic Testing

We believe that the absence of cost-effective front-line or primary-care-based testing has resulted in the over-use of costly cardiology-based diagnostic tests. Noninvasive cardiac tests are significant contributors to healthcare costs, accounting for approximately 20% to 30% of Medicare Part B spending on medical imaging, or approximately $4 to $6 billion annually according to the U.S. Centers for Medicare & Medicaid Services (“CMS”). There are a variety of effective, though expensive, diagnostic tests used for patients to detect heart disease. These diagnostic tests are typically performed in a specialist cardiology or hospital setting and may include:

•	Stress ECG testing, a non-invasive diagnostic test with a cost of approximately $200 with, according to the American College of Cardiology, a sensitivity of 68% in the detection of CAD;

•

Echocardiogram, or echo, a non-invasive diagnostic imaging test, similar to an ultrasound, which is effective in the detection of heart disease; however, the Medicare cost of an echo in a hospital is approximately $500 in a hospital outpatient setting and can be as much as $3,000 if performed privately;

•	Cardiac imaging tests, such as nuclear stress tests and coronary computerized tomography angiograms alternatively can be conducted noninvasively, but typically cost $1,000 or more; or

•	Coronary angiogram, an invasive test in which dye that is visible by X-ray is injected into the blood vessels of the heart. A coronary angiogram can cost in excess of $5,000.

ECG Usage and AI-ECG Algorithms

Despite current clinical limitations, the ECG is one of the most widely used diagnostic tests globally, with an estimated 1.5 to 3 million tests performed daily worldwide. The global ECG market is projected to grow significantly, driven by increased demand and technological advancements.

In recent years, there have been a significant number of clinical publications on AI-based ECG algorithms which demonstrate the ability to detect a wide range of cardiac conditions using an ECG that were not previously possible with human interpretation of the ECG trace and have traditionally required cardiac imaging. These include systolic dysfunction, diastolic dysfunction, hypertrophic cardiomyopathy, heart valve abnormalities, coronary arterial disease, and pulmonary hypertension amongst others. The ability to identify a much broader range of conditions using an ECG offers the prospect of earlier detection of heart disease in healthcare settings other than cardiology.

In 2022 the American Medical Association (“AMA”) issued new Category III Current Procedural Terminology (CPT®) codes for novel AI assistive algorithmic ECG risk assessment for cardiac dysfunction. In late 2023, the FDA granted clearance for the first AI-ECG algorithm under the De Novo pathway which established a 510(k) predicate pathway under which FDA clearance has been issued for several further AI-ECG algorithms covering a variety of indications for use. In 2025 the Centers for Medicare & Medicaid Services (CMS) included AI-ECG technology in the 2025 Hospital Outpatient Prospective Payment System (OPPS) final rule under assignment APC 5734. This approval allows outpatient settings to receive reimbursement AI-ECG and the payment rate is approximately $136. Clinical adoption of AI-ECG is now commencing, which we expect will become a very significant market opportunity and increase ECG usage.

MyoVista Insights Platform and Related AI-ECG Algorithms

MyoVista Insights™ is designed as a cloud-native ECG management and analytics platform that serves as a centralized hub for ECG data, workflow management, and AI-enabled analysis. Key platform capabilities include:

•	Centralized ECG storage and management;

•	Advanced waveform visualization and reporting tools;

•	Workflow optimization and study organization;

•	Interoperability with electronic medical record systems and ECG devices; and

•	Integration of multiple AI-ECG algorithms within clinical workflows.

The platform is designed to support an AI-ECG marketplace, enabling the integration of algorithms developed by both HeartSciences and third parties. This model is intended to expand clinical applications, accelerate deployment, and reduce reliance on internal algorithm development.

We are in discussion with several third-party AI-ECG algorithm development companies regarding hosting and commercialization arrangements on the platform, including for algorithms that have received FDA or other regulatory clearance, and we expect to enter into one or more such arrangements as the marketplace develops. We also hold multiple license agreements entered into in 2023 with the Icahn School of Medicine at Mount Sinai, New York (“Mount Sinai”) covering a range of AI-ECG algorithms, including an aortic stenosis algorithm that received FDA Breakthrough Device Designation in 2025, and we intend to bring forward selected licensed algorithms based on commercial viability and regulatory pathway.

In March 2026, we released a significant version upgrade for broader deployment across cardiology and healthcare IT environments. This release included mobile device access, enhanced reporting capabilities, and expanded interoperability designed to support integration across large health systems and enterprise environments. MyoVista Insights™ has also received Epic Toolbox designation for the ECG Management System category from Epic Systems Corporation. We believe this designation supports its positioning within enterprise healthcare IT ecosystems and may facilitate adoption within Epic-enabled health systems.

We deployed MyoVista Insights™ into several healthcare settings during our early adopter phase, and we are now focused on establishing key commercial reference sites and revenue generating installations. We recently announced commercial customer engagements for MyoVista Insights™ and we are in active discussions regarding additional customer engagements.

MyoVista wavECG Device

The MyoVista wavECG device is a 12-lead ECG system designed to complement the MyoVista Insights™ platform by enabling point-of-care ECG acquisition and analysis. The device includes conventional ECG functionality, including the Glasgow ECG Interpretation Algorithm, and is designed to incorporate embedded AI-ECG algorithms.

We submitted the MyoVista wavECG device to the FDA for 510(k) premarket clearance in December 2025. The submission remains under FDA review, and we cannot provide assurance on the timing or outcome of the review process. There can be no assurance that 510(k) clearance will be obtained, or that it will be obtained without modifications to the device, additional data requests, or other conditions imposed by the FDA. The future success of the MyoVista wavECG device is dependent on obtaining FDA clearance and the integration of AI-ECG algorithms, including an impaired cardiac relaxation (e’) algorithm under development. Following updated American Society of Echocardiography (“ASE”) guidelines for the assessment of Left Ventricular Diastolic Dysfunction (“LVDD”), including revised age-based thresholds for cardiac relaxation (e’), we elected to separate the FDA submissions for the device and the impaired cardiac relaxation algorithm. Additional development and validation will be required to align the algorithm with updated clinical standards.

Market Opportunity

Diagnostic Gap

We believe that one of the most significant unmet needs in cardiovascular care is the early identification of heart disease. Heart disease often remains asymptomatic until advanced stages, contributing to high rates of undiagnosed disease.

In addition to this clinical gap, we believe there is a structural gap in how ECG data is managed and utilized. Despite being one of the most widely used diagnostic tests, ECG data is often fragmented across systems, limiting its clinical utility and integration into broader care pathways.

Need for Modernization of ECG Workflows and Infrastructure

ECG management within healthcare systems is frequently characterized by legacy systems, manual workflows, and limited interoperability. These constraints can lead to inefficiencies in data access, delays in interpretation, and challenges in longitudinal patient analysis.

MyoVista Insights is designed to address these limitations by providing a centralized, cloud-native ECG management platform that simplifies workflows, standardizes data management, and integrates with existing healthcare IT systems.

Expansion of Addressable Market Through SaaS Delivery

We believe that the availability of a cloud-based, SaaS ECG management platform has the potential to expand the overall addressable market beyond institutions currently using traditional ECG management systems.

In the United States, there are a significant number of healthcare settings that perform ECG testing but do not have centralized ECG management infrastructure, often due to cost constraints, complexity, or IT limitations, and where manual processes or paper-based workflows remain commonplace. MyoVista Insights has been designed to scale from primary care environments through to large health systems, which we believe significantly expands the addressable market.

A similar dynamic exists in international markets. There are significant regions and countries, including India and other developing healthcare systems, where ECG usage is widespread and cost-effective testing is essential, but where centralized ECG management systems may be limited or not currently in place. In such environments, we believe MyoVista Insights™ may offer a more practical and scalable alternative to traditional systems, or a solution where one does not currently exist.

We believe that a SaaS-based model, combined with device-agnostic deployment, enables access to these underpenetrated markets and may support broader adoption across a wider range of healthcare providers.

Interoperability, Cybersecurity and SaaS Adoption

Healthcare providers are increasingly prioritizing interoperability and data security. Many existing ECG management solutions rely on on-premise or proprietary architectures that can be difficult to integrate and maintain.

MyoVista Insights™ is designed as a cloud-based platform with interoperability capabilities and centralized data management, which we believe can support improved system integration, data governance, and cybersecurity. In addition, the platform is delivered as a software-as-a-service (“SaaS”) solution, aligning with broader healthcare IT trends toward lower upfront costs, scalability, and reduced internal IT burden.

AI-ECG as an Emerging Layer Within Clinical Workflow

Advances in AI-ECG algorithms have demonstrated the ability to enhance the diagnostic capability of ECG. However, we believe that widespread adoption will depend on the ability to deploy and manage multiple algorithms within routine clinical workflows.

MyoVista Insights™ is designed to function as an AI-ECG orchestration platform, enabling healthcare providers to access and deploy multiple algorithms within a single integrated environment. This approach is intended to simplify adoption, support scalability, and enable the use of both proprietary and third-party algorithms.

Overuse of Expensive Cardiology-Based Diagnostic Testing

Limitations of conventional ECG contribute to the use of higher-cost diagnostic testing. Non-invasive cardiac tests are estimated to account for approximately 20% to 30% of Medicare Part B imaging spend, approximately $4 to $6 billion annually according to CMS.

We believe that enhancing ECG through improved data infrastructure and AI-enabled analysis may support more efficient patient triage and reduce reliance on higher-cost diagnostic procedures.

Growing ECG Market

ECG remains one of the most widely used diagnostic tests globally, with an estimated 1.5 million to 3.0 million ECGs performed daily worldwide and more than 100 million annually in the United States.

We believe that improving how ECG data is managed, analyzed, and integrated into clinical workflows can increase its overall clinical and operational value.

Impetus to Identify Risks Earlier for More Effective Low-Cost Testing

Healthcare systems are increasingly focused on cost containment and preventative care. We believe that improving ECG-based diagnostics, combined with modern data infrastructure, may support earlier identification of at-risk patients in a cost-effective manner.

Changing Healthcare Delivery and Reimbursement Models

The expansion of care into outpatient and alternative settings, together with the growth of value-based care and capitation models, is increasing the importance of efficient, scalable diagnostic solutions.

We believe that solutions that improve detection, integrate into clinical workflows, and support risk identification may align with these evolving healthcare delivery and reimbursement models.

Competitive Strengths and Market Strategy

We believe our competitive strengths derive from our platform-centric approach, which focuses on simplifying existing ECG workflows while enabling scalable integration of AI-ECG capabilities.

Platform-Centric Strategy Focused on Workflow Enablement

Our strategy is centered on MyoVista Insights™ as a cloud-based ECG management and AI orchestration platform. We are focused on simplifying and improving processes that are already widely performed within healthcare systems, including ECG acquisition, storage, interpretation, and reporting.

We believe that by improving workflow efficiency, reducing system fragmentation, and simplifying data management, MyoVista Insights™ can deliver operational and economic benefits independent of AI-ECG adoption. This positions the platform as both a foundational ECG management solution and a scalable infrastructure for future innovation.

Ability to Benefit from AI-ECG Without Dependence on a Single Algorithm

We are not solely an AI-ECG algorithm development company. While we develop and license algorithms, our platform strategy is designed to enable us to benefit from the broader adoption of AI-ECG regardless of which specific algorithms achieve clinical or commercial success.

We believe this approach reduces dependency on the development, regulatory approval, and market adoption of any single algorithm and allows us to participate in the growth of the AI-ECG market without bearing the full cost, time, and risk associated with creating that market.

AI-ECG Orchestration Platform Designed for Clinical Workflow Integration

Many AI-ECG solutions are delivered as standalone tools or application programming interfaces (APIs), which may require additional integration effort and may not align well with existing clinical workflows.

MyoVista Insights™ is designed as an AI-ECG orchestration platform that enables multiple algorithms to be deployed, managed, and accessed within a unified clinical environment. By embedding AI-ECG outputs directly into existing workflows, the platform is intended to reduce implementation complexity and support more seamless clinical adoption.

Vendor- and Device-Agnostic Architecture

MyoVista Insights™ is designed to operate across a wide range of ECG devices and healthcare IT systems. This vendor- and device-agnostic approach allows healthcare providers to access AI-ECG capabilities without replacing existing infrastructure.

We believe this flexibility lowers barriers to adoption and supports broader scalability across diverse healthcare environments.

Marketplace Model Supporting Multiple Algorithms

The platform is designed to host and integrate multiple AI-ECG algorithms, including third-party solutions. We believe this model enables healthcare providers to access a wider range of diagnostic capabilities and allows the platform to incorporate new algorithms as they emerge.

This approach is intended to allow MyoVista Insights™ to evolve with advances in AI-ECG technology and to incorporate algorithms that achieve clinical acceptance, rather than being limited to a fixed or internally developed set of solutions.

Alignment with Healthcare IT Trends

MyoVista Insights™ is designed as a cloud-native, software-as-a-service platform. We believe this aligns with healthcare providers’ increasing preference for scalable, subscription-based solutions that reduce capital expenditures and internal IT complexity.

In addition, centralized architecture may support improved data governance, system updates, and cybersecurity management relative to legacy systems.

Workflow Integration and Interoperability

The platform is designed to integrate with electronic medical record systems and existing clinical workflows. We believe this integration is critical for adoption, as it enables ECG data and AI-derived insights to be delivered within the systems clinicians already use.

Complementary Device Strategy

While our primary focus is on the MyoVista Insights™ platform, the MyoVista wavECG device is designed to complement the platform by enabling integrated ECG acquisition and analysis at the point of care.

We believe this combined approach provides flexibility in deployment, allowing healthcare providers to adopt our solutions through either existing ECG infrastructure or our proprietary device.

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

The USPTO has issued nine utility patents and one design patent to us, and a patent allowance for a utility patent exclusively licensed to us. The patent expiration dates range from March 2031 to August 2040. We also have fourteen international design registrations and twenty-five international utility patents granted (with expiration dates ranging from September 2036 to March 2040) in jurisdictions such as China, Canada, Japan, Israel, India, Republic of Korea, the United Kingdom, France, Germany, Spain, Mexico, Italy, Netherlands, the United Arab Emirates, Brazil, and Australia and we currently have one patent allowance in Europe.

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

Incorporation of all software elements into the MyoVista wavECG hardware is performed internally. We currently employ five full-time R&D staff.

We believe, based on our research and other published research, that further algorithms could be developed for a range of additional clinical indications. To support our platform’s marketplace strategy and expand the range of AI-ECG algorithms available through MyoVista Insights™, we are in discussions with third-party algorithm developers regarding additional hosting and licensing arrangements, and previously entered into the License Agreements with Mount Sinai on September 20, 2023. Studies involving the use of the MyoVista wavECG along with proof of concept algorithms for alternative clinical indications have already been published in addition to the growing body of third-party published research in this field.

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

The FDA and the Federal Trade Commission, or (“FTC”), will also regulate the advertising claims of the Company’s products to ensure that the claims it makes are consistent with its regulatory clearances, that there is scientific data to substantiate the claims and that product advertising is neither false nor misleading.

FDA Clearance Process and FDA Validation Clinical Study

Unless an exemption applies, each medical device commercially distributed in the United States requires FDA clearance of a 510(k) premarket notification, granting of a de novo request, or approval of an application for premarket approval (“PMA”). Under the FDCA, medical devices are classified into one of three classes — Class I, Class II or Class III — depending on the degree of risk associated with each medical device and the extent of regulatory controls needed to ensure its safety and effectiveness.

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

The MyoVista wavECG device along with its proprietary software and hardware is classified as a Class II medical device by the FDA. We previously submitted and intended to seek authorization to market the device through submission under the De Novo pathway, however in December 2023 the FDA confirmed that we could submit the MyoVista wavECG device for clearance under the 510(k) pathway following the grant by the FDA in August 2023 of an industry-first De Novo clearance which created a new Class II product code for cardiovascular machine learning-based notification software. We submitted the MyoVista wavECG device to the FDA for a 510(k) FDA submission in December 2025 and licensed or developed additional AI-ECG algorithms that may be submitted for regulatory clearance in the future. The future success of the MyoVista wavECG device is dependent on obtaining FDA clearance and the integration of an impaired cardiac relaxation (e’) AI-ECG algorithm under development. Following the publication of updated ASE guidelines for the assessment of LVDD, including revised age-based thresholds for cardiac relaxation (e’), we elected to separate the FDA submissions for the MyoVista wavECG device and the impaired cardiac relaxation algorithm. Additional development and validation will be required for the impaired cardiac relaxation algorithm to align with the updated clinical standards.

MyoVista Insights™ is classified as an MDDS and is exempt from FDA 510(k) premarket clearance requirements. In contrast, the MyoVista wavECG device and related AI-ECG algorithms are regulated as Class II medical devices and are subject to FDA premarket review, generally through the 510(k) premarket notification process or, in certain cases, the De Novo classification process. In December 2025, we submitted the MyoVista wavECG device to the FDA for 510(k) premarket clearance.

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

Implications of Being an “Emerging Growth Company” and a “Smaller Reporting Company”

We qualify as an “emerging growth company” under the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”). For so long as we remain an emerging growth company, we may take advantage of relief from certain reporting requirements and other burdens generally applicable to public companies. In particular, as an emerging growth company we:

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

Under the JOBS Act, we may take advantage of the above-described reduced reporting requirements and exemptions for up to five years after our initial sale of common equity, or June 2027, pursuant to a registration statement declared effective under the Securities Act, or such earlier time that we no longer meet the definition of an emerging growth company. If we lose our “emerging growth company” status, we may face increased regulatory scrutiny and compliance costs. This includes stricter internal control over financial reporting requirements, expanded executive compensation disclosures and the potential adoption of new accounting standards. These changes can lead to higher audit fees, increased documentation and evidence requirements, and more complex audit processes. In addition, the JOBS Act provides that we would cease to be an “emerging growth company” if we have more than $1.235 billion in annual revenue, have more than $700 million in market value of our Common Stock held by non-affiliates (and are not otherwise eligible to be a smaller reporting company), or issue more than $1 billion in principal amount of non-convertible debt over a three-year period. Further, under current SEC rules we will continue to qualify as a “smaller reporting company” for so long as we have a public float (i.e., the market value of common equity held by non-affiliates) of less than $250 million as of the last business day of our most recently completed second fiscal quarter.

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

Corporate Information

We are a Texas corporation based in Southlake, Texas and were incorporated in Texas in August 2007. Our principal executive offices are located at 550 Reserve Street, Suite 360, Southlake TX 76092. Our telephone number is 682-237-7781. We are doing business under an assumed name, HeartSciences Inc. Our website address is www.heartsciences.com. We make available through our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Also posted on our website are certain corporate governance documents, including our Code of Business Conduct and Ethics. The reference to our website is textual in reference only, and the information included or referred to on, or accessible through, our website does not constitute part of, and is not incorporated by reference into, this report or any other filing.

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

Employees and Independent Contractors

As of July 20, 2026, we had 14 employees (including our Chief Executive Officer), all of which are full-time employees, and 9 independent contractors. All of our employment and consulting agreements include employees’ and consultants’ undertakings with respect to non-competition and assignment to us of intellectual property rights developed in the course of employment and with respect to confidentiality.

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

•

Our future operating results are dependent on receiving regulatory approval for the MyoVista wavECG and associated AI-ECG algorithms from the FDA, and/or regulatory clearances for the MyoVista wavECG and associated AI-ECG algorithms or the MyoVista Insights™ from state regulators, if any, or other similar foreign regulatory agencies, which we have not received as of the date of filing of this Annual Report on Form 10-K;

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

Risks Related to Our Business and Industry:

•

Our future success depends on our ability to develop, receive regulatory clearance or approval for, and introduce the MyoVista wavECG device and associated AI-ECG algorithms to the market in a timely manner. If we do not obtain and maintain the regulatory registrations and clearances for our products, we will be unable to market and sell our products in the United States, Europe or other regions;

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

•	Interruptions in computing and data management cloud systems, including our reliance on Amazon Web Services, could impair the delivery of our cloud-based diagnostic and platform services;

•

Our proprietary data analytics engine may not operate properly, which could damage our reputation, give rise to claims against us or divert application of our resources from other purposes, any of which could harm our business and operating results; and

•	Our AI-ECG algorithms may exhibit performance limitations, including mode drift basis, that could harm clinical adoption and expose us to liability.

Risks Related to Product Development and Regulatory Approval:

•	Our products and operations are subject to extensive government regulation and oversight both in the U.S. and abroad, and our failure to comply with applicable requirements could harm our business;

•

Our marketplace strategy depends on third-party AI-ECG algorithm developers, and our business could be harmed if we are unable to enter into or maintain commercial arrangements with such developers on acceptable terms;

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

•

The MyoVista wavECG device must be manufactured in accordance with federal, state and foreign regulations, and we could be forced to recall our devices or terminate production if we fail to comply with these regulations; and

•

Our products may cause or contribute to adverse medical events or be subject to failures or malfunctions that we are required to report to the FDA, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, financial condition and results of operations; and

•	Evolving FDA regulatory frameworks for AI-and machine learning-enabled medical devices may impose additional requirements on our products and limit our ability to update or improve our algorithms.

Risks Related to Our Intellectual Property:

•

If we are unable to obtain and maintain effective patent rights for our products, we may not be able to compete effectively in our markets. If we are unable to protect the confidentiality of our trade secrets or know-how, such proprietary information may be used by others to compete against us;

•

The EU Artificial Intelligence Act imposes additional regulatory obligations on AI-based medical devices that could increase our compliance costs and delay or limit our ability to commercialize AI-ECG algorithms in the EU.

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

Risks Related to Our License Agreements with Mount Sinai:

•

We depend in part on the Mount Sinai Licenses for certain of our planned AI-EC algorithm offerings, and the termination of, or our failure to satisfy obligations under those Licenses could have an adverse effect on our business;

Risks Related to Our Proposed Merger with Fortitude:

•

Our proposed merger with Fortitude (as defined below) is subject to certain conditions, as well as other uncertainties and there can be no assurances as to whether or when it may be completed. Failure to complete the proposed transactions contemplated by the Merger Agreement (as defined below) would likely materially adversely affect our business, financial condition, results of operations and stock price.

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

•

We are an “emerging growth company,” and any decision on our part to comply with certain reduced disclosure requirements applicable to emerging growth companies could make the Common Stock less attractive to investors; and

•

We may be required to effect additional reverse stock splits or other corporate actions to maintain compliance with Nasdaq continued listing requirements, and proposed changes to Nasdaq's listing standards could subject us to accelerated delisting risk.

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

We are a development-stage medical device company with a limited operating history. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields. To date, we have generated limited revenue from the sale of the MyoVista wavECG devices and have not generated revenues under MyoVista Insights™ during the development stage. We have incurred losses in each year since our inception, including net losses of approximately $9.1 million and $8.8 million for Fiscal 2026 and Fiscal 2025, respectively. As of April 30, 2026, we had an accumulated deficit of approximately $85.3 million and stockholder’s equity of approximately $0.2 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for additional information.

Even if we obtain regulatory approval for sales launch the MyoVista wavECG or successful commercialization of MyoVista Insights™ into the U.S., our future revenue will depend upon the size of the market in which any future products receive approval as well as our ability to achieve sufficient market acceptance, pricing, and reimbursement from third-party payors, which we may never achieve.

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

Our Common Stock and IPO Warrants are currently listed on Nasdaq, which has qualitative and quantitative listing criteria. In August 2023, we received a notice from the Listing Qualifications Department the Nasdaq Stock Market (“Nasdaq”), regarding the fact that the market price of our shares of common stock was below the $1.00 minimum bid price requirement for continued listing (the “Bid Price Rule”), which listing deficiency we cured in June 2024. There can be no assurance that we be able to continue to meet all of the other criteria necessary for Nasdaq to allow us to remain listed, including maintaining minimum levels of shareholders’ equity or market values of our common stock. If we fail to satisfy the applicable continued listing requirement and continue to be in non-compliance after notice and the applicable grace period ends, Nasdaq may commence delisting procedures against our Company (during which we may have additional time of up to six months to appeal and correct our non-compliance). At that time, we may appeal the relevant delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. However, there can be no assurance that, if we do appeal the delisting determination by Nasdaq to the panel, that such appeal would be successful.

On January 15, 2025, the SEC approved an amendment to the Nasdaq Listing Rule 5810(c), which limits the conditions under which a listed company can use a reverse stock split to meet Nasdaq’s minimum price criteria. In particular, the amendment provides that if a company executes a reverse stock split to regain compliance with the Listing Rule but its stock price falls below $1.00 per share within one year after a company has completed a reverse split, the company will not be granted a new compliance period to address the bid price deficiency. Instead, Nasdaq will move forward with delisting proceedings. If in the future we need to implement a reverse stock split, the amendment to such Listing Rule may cause our board of directors to choose a higher reverse stock split ratio than it otherwise would have deemed appropriate and would make it more difficult for us to maintain our Nasdaq listing if our stock price dropped below the Bid Price Rule listing requirements in the future. If we need to seek to implement a reverse stock split in the future in order to remain listed on Nasdaq, the announcement or implementation of such a reverse stock split could negatively affect the price of our common stock.

On March 19, 2025, we received a letter from Nasdaq stating that we were not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market, under Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Requirement”), because our stockholders’ equity of $1,786,689 as reported in our Quarterly Report on Form 10-Q for the period ended January 31, 2025, was below the required minimum of $2.5 million, and because, as of January 31, 2025, we did not meet the alternative compliance standards, relating to the market value of listed securities of $25 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or two of the last three most recently completed fiscal years. On May 5, 2025, we submitted to Nasdaq a plan to regain compliance with the Minimum Stockholders’ Equity Requirement. On May 14, 2025, Nasdaq notified us that they granted us an extension of up to 180 calendar days from March 19, 2025, or through September 15, 2025, to regain compliance. On September 16, 2025, we received formal notice from the Staff of Nasdaq indicating that we have regained compliance with the Minimum Stockholders’ Equity Requirement and the matter is now closed. As reported in this Annual Report on Form 10-K, our stockholders’ equity as of April 30, 2026 was approximately $0.2 million, which is below the $2.5 million minimum required by Listing Rule 5550(b)(1), and we did not meet the alternative compliance standards as of that date. We therefore expect to receive a further notification from Nasdaq indicating that we are not in compliance with the Minimum Stockholders’ Equity Requirement following the filing of this Annual Report on Form 10-K. There can be no assurance that we will be able to regain compliance with the Minimum Stockholders’ Equity Requirement within any compliance or extension period that Nasdaq may grant, or that Nasdaq will grant such an extension, and our failure to regain compliance could result in delisting of our Common Stock and IPO Warrants from Nasdaq.

If our Common Stock and IPO Warrants are ultimately delisted from Nasdaq, our Common Stock and IPO Warrants would likely then trade only in the over-the-counter market and the market liquidity of Common Stock and IPO Warrants could be adversely affected and their market price could decrease. If our Common Stock and IPO Warrants were to trade on the over-the-counter market, selling our Common Stock and IPO Warrants could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and we could face significant material adverse consequences, including: a limited availability of market quotations for our securities; reduced liquidity with respect to our securities; a determination that our shares are a “penny stock,” which will require brokers trading in our securities to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities; a reduced amount of news and analyst coverage for our Company; and a decreased ability to issue additional securities or obtain additional financing in the future. These factors could result in lower prices and larger spreads in the bid and ask prices for our Common Stock and IPO Warrants and would substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

In addition to the foregoing, if our Common Stock and IPO Warrants are ultimately delisted from Nasdaq and they trade on the over-the-counter market, the application of the “penny stock” rules could adversely affect the market price of our Common Stock and IPO Warrants and increase the transaction costs to sell those shares or IPO Warrants. The SEC has adopted regulations which generally define a “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. If our Common Stock and IPO Warrants are ultimately delisted from Nasdaq and then trade on the over-the-counter market at a price of less than $5.00 per share, our Common Stock would be considered a penny stock. The SEC’s penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that before a transaction in a penny stock occurs, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s agreement to the transaction. If applicable in the future, these rules may restrict the ability of brokers-dealers to sell our Common Stock and IPO Warrants and may affect the ability of investors to sell their shares, until our Common Stock is no longer considered a penny stock.

We may in the future be required to effect additional reverse stock splits or other corporate actions to maintain compliance with Nasdaq continued listing requirements.

In May 2024, we effected a 1-for-100 reverse stock split of our Common Stock to regain compliance with the Nasdaq minimum bid price requirement. We may in the future be required to effect additional reverse stock splits or take other corporate actions to maintain compliance with the minimum bid price requirement or other continued listing standards. Reverse stock splits can have unpredictable effects on trading volume, liquidity, market perception and the trading price of our Common Stock, including post-split price declines, and may not produce sustained compliance with applicable requirements.

Our future operating results are dependent on receiving regulatory approval for the MyoVista wavECG and associated AI-ECG algorithms and/or regulatory clearances for the MyoVista wavECG and associated AI-ECG algorithms or the MyoVista Insights™ from state regulators, which we have not received as of the date of filing of this Annual Report on Form 10-K.

The MyoVista wavECG is our first product candidate for FDA clearance. As a result, the success of our business plan is entirely dependent on our ability to obtain regulatory approval and to subsequently develop, manufacture and launch sales of the MyoVista wavECG into the U.S. Our failure to do so would likely cause our business to fail. Successful marketing of medical devices is a complex, lengthy, costly and uncertain process, dependent on the efforts of management, manufacturers, local operators, integrators, medical professionals, third-party payors, as well as general economic conditions, among other factors. For more information, see “—Risks Related to Our Business and Industry—Our future success depends on our ability to develop, receive regulatory clearance or approval for, and introduce our products to the market in a timely manner. If we do not obtain and maintain the regulatory registrations and clearances for our products, we will be unable to market and sell in the United States, Europe or other regions.” Any factor that adversely impacts the approval, development and sales launch of the MyoVista wavECG device or the MyoVista Insights™  into the U.S. will have a negative impact on our business, financial condition and results of operations. We have developed the MyoVista Insights™ to offer access to multiple AI-ECG cardiovascular algorithms and, in the future, we also intend to incorporate multiple AI-ECG algorithms in the MyoVista wavECG.

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

If we are unable to obtain regulatory approval and accomplish any one or more of the challenges listed above, our ability to effectively launch sales of the MyoVista wavECG device and associated AI-ECG algorithms or the MyoVista Insights™ into the U.S. could be limited, which in turn could have a material adverse effect on our business, financial condition and results of operations. For additional information regarding risks related to our ability to successfully develop, market and sell our products, see “—Risks Related to Our Business and Industry—Our success will be dependent upon physician acceptance.”

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

Prior to the completion of the IPO, we had been a private company with limited accounting personnel to adequately execute our accounting processes and limited supervisory resources with which to address our internal control over financial reporting. While a private company, we had not designed or maintained an effective control environment as required of public companies under the rules and regulations of the SEC. Management and our independent registered public accounting firm, Haskell & White LLP, identified several material weaknesses in our internal control over financial reporting in connection with our preparation and the audits of our financial statements for Fiscal 2026.

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

Our independent registered public accounting firm was not required to perform an evaluation of our internal control over financial reporting as of either April 30, 2026 or April 30, 2025 in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting in the future as required by reporting requirements under Section 404 of the Sarbanes-Oxley Act.

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

Risks Related to Our Business and Industry

Our future success depends on our ability to develop, receive regulatory clearance or approval for, and introduce the MyoVista wavECG device to the market in a timely manner. If we do not obtain and maintain the regulatory registrations and clearances for our products, we will be unable to market and sell our products in the United States, Europe or other regions.

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

The FDA can delay, limit or deny clearance or approval of a medical device for many reasons, including:

•	we may not be able to demonstrate to the FDA’s satisfaction that our products are safe and effective for its intended use;

•	the data from our pre-clinical studies and clinical trials may be insufficient to support clearance or approval, where required;

•	the manufacturing process or facilities we use or contract to use may not meet applicable requirements; and

•	disruptions at the FDA caused by funding shortages, government shutdowns, organizational changes, or public health emergencies.

We previously submitted an FDA De Novo classification request in December 2019 and, following feedback and communications with the FDA during and since that submission, we have been making modifications to our device, including our proprietary algorithm. We subsequently submitted the MyoVista wavECG device to the FDA for 510(k) premarket clearance in December 2025 and have licensed or developed additional AI-ECG algorithms that may be submitted for regulatory clearance in the future. The future success of the MyoVista wavECG device is dependent on obtaining FDA clearance and the integration of an impaired cardiac relaxation (e’) AI-ECG algorithm under development. Following the publication of updated ASE guidelines for the assessment of LVDD, including revised age-based thresholds for cardiac relaxation (e’), we elected to separate the FDA submissions for the MyoVista wavECG device and the impaired cardiac relaxation algorithm. Additional development and validation will be required for the impaired cardiac relaxation algorithm to align with the updated clinical standards. Despite the time, effort and cost, our 510(k) application may not be granted by the FDA in a timely manner or at all. Any delay or failure to obtain necessary regulatory clearances or approvals could harm our business. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for our products, which may limit the market for the device in the United States.

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

Our future growth and profitability largely depend on our ability to increase physician awareness of the MyoVista wavECG device and the MyoVista Insights™ as well as the willingness of hospitals, physicians, patients and/or third-party payors to use it. These parties may not use our products unless they are able to determine, based on experience, clinical data, medical society recommendations and other analyses, that our products are safe, effective and cost-effective, on a stand-alone basis and relative to our competitors’ products. If we fail to deliver products that physicians want to use, our revenue potential, financial results and business may be significantly harmed. Even if we are able to deliver a superior device and are able to raise physician awareness of our products through effective marketing, physicians tend to be slow in making changes to their medical treatment practices and may be hesitant to select one of our devices as their preferred diagnostic device for a variety of reasons, including:

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

If third-party payors do not provide adequate coverage and reimbursement for the use of the MyoVista wavECG, MyoVista Insights™ and associated AI-ECG algorithms our revenue will be negatively impacted.

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

The success of our products and services will be dependent upon our ability to perform computing functions associated with our cardiac focused AI-ECG algorithms and data management. The diagnostic processing functions rely on the uninterrupted availability of third-party cloud based computational and data management services. Availability of the cloud-based infrastructure is a critical link in our ability to deliver our services and could have a material adverse effect on our business and operating results. Furthermore, loss of data due to catastrophic events at the sites for these cloud-based computer systems could cause permanent harm to our customers. These adverse events associated with the unavailability of our cloud based computational infrastructure could result in liability, claims and litigation against us for damages or injuries resulting from the disruption in service. We rely primarily on Amazon Web Services, Inc. ("AWS") for the cloud-based infrastructure that supports MyoVista Insights™ and our AI-ECG processing. This concentration with a single cloud provider exposes us to risks related to pricing changes, service availability, regional outages, contractual renegotiations, changes to service terms, and changes in data residency or compliance offerings. A material change in our relationship with AWS, or any disruption to AWS services, could adversely affect our ability to deliver our products and services and could increase our costs.

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

Our AI-ECG algorithms may exhibit performance limitations, including model drift or bias, that could harm clinical adoption and expose us to liability.

Our products and services depend on AI-ECG algorithms developed by us or licensed from third parties. AI and machine learning algorithms used in medical applications can exhibit limitations and risks distinct from those of conventional medical devices, including degraded performance over time as patient populations, clinical practice patterns, or underlying data distributions change (commonly referred to as “model drift”); systematic bias arising from limitations or imbalances in training data, including underrepresentation of demographic groups; and unanticipated failure modes in real-world clinical use. AI-ECG algorithms may produce false positive or false negative results that contribute to inappropriate clinical action or inaction, including the failure to detect cardiac disease that an algorithm was designed to identify. Maintaining algorithm performance over time requires continued monitoring, retraining, validation and, in some cases, additional regulatory authorizations. We may incur substantial costs in monitoring, validating and updating algorithms, and any performance issue, real or perceived, could give rise to product liability claims, regulatory action, reputational harm, loss of customer or physician confidence and termination of customer relationships, any of which could materially adversely affect our business, financial condition and results of operations.

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

Our marketplace strategy depends on third-party AI-ECG algorithm developers, and our business could be harmed if we are unable to enter into or maintain commercial arrangements with such developers on acceptable terms.

A core element of our commercial strategy is to host AI-ECG algorithms developed by third parties on the MyoVista Insights™ platform under hosting, licensing or revenue-share arrangements. Our ability to populate the platform with attractive algorithms depends on our success in negotiating arrangements with algorithm developers, many of whom have or may develop direct commercial channels or have existing arrangements with our competitors. Algorithm developers may decline to participate, may negotiate revenue-share or other economic terms unfavorable to us, may impose exclusivity restrictions, or may terminate or fail to renew arrangements. Algorithms made available on the platform may underperform clinically, may not achieve or maintain regulatory clearance, or may be subject to recall, withdrawal or modification by their developers, including under FDA, CE or other regulatory action. The success of the platform may also depend on integration and validation work performed by us or our partners, which may not proceed as expected. Any of these factors could limit the clinical and commercial value of the platform and have a material adverse effect on our business, financial condition and results of operations.

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

Some members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies in the United States. Our management team may not successfully or efficiently manage our transition to operating as a public company due to significant regulatory oversight and reporting obligations under the U.S. federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, any committees of our Board of Directors, or as executive officers and/or adversely affect our business, financial condition, results of operations and prospects.

We manage our business through a small number of employees and key consultants.

As of July 20, 2026, we had 14 full-time employees (including our Chief Executive Officer) and several independent consultants. Our future growth and success depend, to a large extent, on the continued service of members of our current management. Any of our employees and contractors may leave our Company or discontinue services at any time. Our operational success will substantially depend on the continued employment of our management, including our executive officers, technical staff and other key personnel. We do not currently maintain key person life insurance policies on any of our employees. The loss of key personnel may have an adverse effect on our operations and financial performance and adversely affect our ability to execute our business plan.

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

Our business is subject to risks arising from changes in domestic and global economic conditions, including adverse economic conditions in the markets in which we operate, which may harm our business. Factors such as geopolitical events (including the ongoing war in Ukraine, the military conflict in Israel and Gaza, disruptions to commercial shipping in the Red Sea, and trade tensions between the United States and other countries, including the imposition of new tariffs), inflationary pressures, impacts from the COVID-19 pandemic, and the U.S. election cycles have contributed to economic volatility. Recently, among other effects, volatile economic conditions have caused high levels of inflation, increases in interest rates by central banks with the intent of slowing inflation, and a reduction of available capital following increased interest rates. These global economic conditions could result in a variety of risks to our business, including difficulty in raising funding from capital markets. Such impacts would materially and adversely affect our financial condition, liquidity and the value of our securities. Further, if our future customers significantly reduce spending in areas in which our technology and products are utilized, or prioritize other expenditures over our technology and products, our business, financial condition, results of operations and prospects would be materially adversely affected.

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

Evolving FDA regulatory frameworks for AI- and machine learning-enabled medical devices, including Predetermined Change Control Plans, may impose additional requirements on our products and limit our ability to update or improve our algorithms.

The FDA continues to develop regulatory frameworks tailored to AI- and machine learning-enabled medical device software, including its AI/ML-Based Software as a Medical Device Action Plan, draft and final guidance documents addressing AI/ML-enabled device software functions, and the Predetermined Change Control Plan, or PCCP, framework introduced under Section 515C of the Federal Food, Drug, and Cosmetic Act. These frameworks are evolving and the FDA may impose new requirements, change its interpretive guidance, or adopt additional regulations applicable to AI-ECG algorithms. Modifications to our cleared algorithms that fall outside of an authorized PCCP, if one is obtained, may require new premarket submissions and clearances, which could delay our ability to update or improve our algorithms in response to clinical, scientific or commercial developments. Compliance with evolving AI-specific regulatory requirements may require additional clinical or non-clinical data, change-control processes, post-market monitoring or other measures, any of which could increase our costs, delay product launches or modifications and have a material adverse effect on our business.

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

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be promulgated that could prevent, limit or delay regulatory clearance or approval of our future products. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, changes in policy by the current U.S. federal administration, including with respect to tariffs and trade policy, drug pricing, and the structure and operation of the FDA and the U.S. Department of Health and Human Services, could impact our business and industry. It is difficult to predict what policies may be implemented or how any such executive actions will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If executive actions or new policies impose restrictions on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval or clearance that we may have obtained and we may not achieve or sustain profitability.

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

The EU Artificial Intelligence Act imposes additional regulatory obligations on AI-based medical devices, which could increase our compliance costs and delay or limit our ability to commercialize AI-ECG algorithms in the EU.

Regulation (EU) 2024/1689 (the “EU AI Act”), which entered into force on August 1, 2024, establishes a horizontal regulatory framework for artificial intelligence systems placed on the EU market or affecting persons in the EU. AI systems used as safety components of medical devices regulated under EU MDR are generally treated as “high-risk” AI systems under the EU AI Act, triggering substantive obligations relating to risk management, data governance, technical documentation, transparency, human oversight, robustness, accuracy and cybersecurity, in addition to the obligations applicable under EU MDR. The high-risk AI obligations are phased in through 2027, and CE conformity assessment requirements specific to AI systems will be subject to interpretation by EU regulators and notified bodies. Compliance with the EU AI Act will require us, and the third-party algorithm providers whose algorithms we host, to implement additional governance and conformity-assessment processes. Failure to comply with the EU AI Act could result in significant administrative fines, restrictions on our ability to market AI-ECG algorithms in the EU and reputational harm. The EU AI Act may also influence regulatory approaches in other jurisdictions, potentially increasing our overall regulatory burden.

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

In addition, certain state laws govern the privacy and security of health-related and other personal information in certain circumstances, some of which may be more stringent, broader in scope or offer greater individual rights with respect to protected health information than HIPAA, many of which may differ from each other, thus, complicating compliance efforts. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California enacted the California Consumer Privacy Act, or CCPA, which creates individual privacy rights for California consumers (as defined in the law), including the right to opt out of certain disclosures of their information, and places increased privacy and security obligations on entities handling certain personal data of consumers or households and may apply to us in the future. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Further, the California Privacy Rights Act, or CPRA, was recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for sensitive data such as health information, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions have gone into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. The CCPA and CPRA are reflective of a trend toward more stringent privacy legislation in the United States, as other states or the federal government have followed or may follow California’s lead and increase protections for U.S. residents. Since California enacted the CCPA, a growing number of states have enacted comprehensive consumer privacy laws, including Virginia, Colorado, Connecticut, Utah, Texas, Oregon, Montana, Tennessee, Indiana, Iowa, Delaware, New Hampshire, New Jersey, Kentucky, Rhode Island, Minnesota and Maryland, among others, with additional states expected to follow. These laws impose varying obligations on businesses with respect to the collection, use, retention, disclosure and security of personal information, and some include sensitive data, consumer rights, opt-out and risk assessment requirements, creating a complex and evolving patchwork of compliance obligations. The CCPA has already prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, add layers of complexity to compliance in the U.S. market, increase our compliance costs and adversely affect our business.

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

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the European Union, or EU, and the United States remains uncertain. In 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union, (the “CJEU”). While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. The European Commission has published revised standard contractual clauses for data transfers from the EEA: the revised clauses must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must have been migrated to the revised clauses by December 27, 2022. If applicable, we would be required to implement the revised standard contractual clauses, in relation to relevant existing contracts and certain additional contracts and arrangements, within the relevant time frames. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. In July 2023, the European Commission adopted an adequacy decision for the EU-US Data Privacy Framework (the "DPF"), which provides a mechanism for transferring personal data from the EEA to participating U.S. organizations that have self-certified to the principles of the DPF. The DPF, like prior transfer frameworks, may be subject to legal challenge or revocation, and our reliance on the DPF, the standard contractual clauses or other transfer mechanisms may not provide certainty for cross-border data transfers and may be subject to additional or evolving requirements.

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

Risks Related to Our License Agreements with Mount Sinai

We depend in part on the Mount Sinai Licenses for certain of our planned AI-ECG algorithm offerings.

We are dependent in part on the intellectual property licensed from Mount Sinai for certain of our planned AI-ECG algorithm offerings. Other products or services we may develop also may rely on the same technology. In the event that we fail to uphold development obligations under our Licenses with Mount Sinai, Mount Sinai could terminate our Licenses. Any termination of the Licenses resulting in the loss of the licensed rights would prevent us from marketing and selling our anticipated MyoVista products and any other products or services we may develop based on such underlying licensed technology. Any termination of the exclusivity of the license, in those cases where applicable, could damage our competitive position within the marketplace.

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

Risks Related to Our Proposed Merger with Fortitude

Our proposed merger with Fortitude (as defined below) is subject to certain conditions, as well as other uncertainties, and there can be no assurances as to whether or when it may be completed. Failure to complete the proposed transactions contemplated by the Merger Agreement (as defined below) would likely materially adversely affect our business, financial condition, results of operations and stock price.

On June 23, 2026, we and Cordis Acquisition, LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of our Company (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fortitude Mining Holdings, Inc., a Delaware corporation (“Seller”), Fortitude Mining HoldCo, LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Seller (“Fortitude”). The Merger Agreement provides that, subject to the satisfaction or waiver of certain closing conditions set forth in the Merger Agreement (including receipt of the Parent Stockholder Approvals (as defined in the Merger Agreement)), at the effective time of the Merger (the “Effective Time”), Merger Sub will merge with and into Fortitude, with Fortitude surviving the merger (the “Merger”) with our Company thereby becoming the sole managing member of the surviving company (the “Surviving Company”) following the consummation of the transactions contemplated by the Merger Agreement (such transactions, the “Transactions” and such consummation, the “Closing”).

The completion of the proposed Merger and the other Transactions is subject to a number of closing conditions, which make the completion and timing of the completion of the proposed Merger and the other Transactions uncertain. Failure to complete the proposed Merger and the other Transactions are not completed would likely materially adversely affect our business, financial condition, results of operations and stock price and, without realizing any of the benefits of having completed the proposed Merger and the other Transactions, we will be subject to a number of risks, including the following:

•	a potential decline to the market price of our Common Stock;

•	an inability to find another strategic transaction with comparable strategic and other business synergies;

•

a loss of time and resources that our management redirected to matters relating to the proposed Merger and the other Transactions that could otherwise have been devoted to pursuing developing our business and other beneficial opportunities; and

•	potential negative reactions from the financial markets or from our customers, business partners, employees and/or shareholders.

In addition, we could be subject to litigation related to any failure to complete the proposed Merger and the other Transactions. The materialization of any of these risks would likely materially adversely affect our business, financial condition, results of operations and stock price. Similarly, delays in the completion of the proposed Merger and the other Transactions could, among other things, result in additional transaction costs, loss of business partners or personnel, or other negative effects associated with uncertainty about completion of the proposed Merger and the other Transactions.

The risks above do not necessarily comprise of all those associated with the proposed Merger and the other Transactions.

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

Future sales and issuances of our Common Stock or rights to purchase our Common Stock, including pursuant to our 2023 Equity Incentive Plan and other equity securities could result in dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded R&D activities and costs associated with operating a public company. To raise capital, we may sell Common Stock or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell Common Stock or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our Common Stock. As of July 20, 2026, there were 3,899,491 shares of our Common Stock outstanding. In addition, as of July 20, 2026 there were 380,440 shares of Series C Preferred Stock outstanding that, as of such date, were convertible into 295,011 shares of Common Stock, 425,836 shares of Series D Preferred Stock outstanding that, as of such date, were convertible into 425,836 shares of Common Stock and options, restricted stock units, and warrants exercisable for 3,605,453 shares of our Common Stock.

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

•	not be required to submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay,” “say-on-frequency,” and “say-on-golden parachutes.”

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

***

The risks above do not necessarily comprise of all those associated with an investment in our Company. This Annual Report on Form 10-K contains forward-looking statements that involve unknown risks, uncertainties and other factors that may cause our actual results, financial condition, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those set out above.

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

Governance

Our third-party service provider, alongside our senior management leads the operational oversight of the company-wide cybersecurity strategy, policy, standards and processes. As a smaller reporting Company, we do not have an employee who has significant and demonstrated professional IT management experience and possesses the requisite education, skills and experience expected to perform such a duty. The audit committee of the board of directors intends to provide oversight of our cybersecurity risk as part of its periodic review of enterprise risk management. Additionally, the board of directors intends to review our enterprise risk management processes and will be notified by management between management updates regarding significant new cybersecurity threats or incidents.

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

Item 3. Legal Proceedings.

From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business. Based on our current knowledge, other than ordinary routine litigation incidental to our business, there are no material pending legal proceedings to which we nor any of our subsidiaries are a party or of which any of our property is the subject. We currently believe that the amount or range of reasonably possible losses in any pending legal proceeding will not, either individually or in the aggregate, have a material adverse effect on our business, results of operations, or financial condition.

The results of any litigation cannot be predicted with certainty, and an unfavorable resolution in any legal proceedings could materially affect our future business, results of operations, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock and IPO Warrants are traded on Nasdaq under the symbols “HSCS” and “HSCSW,” respectively. The closing price of our Common Stock and IPO Warrants on Nasdaq on July 20, 2026 was $2.57 and $0.07, respectively.

Holders

As of July 20, 2026, there were approximately 290 holders of record of our Common Stock. As many of our shares of Common Stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividend Policy

We have not paid any cash dividends on our Common Stock to date. The payment of dividends in the future will be contingent upon our revenue and earnings, if any, capital requirements and general financial condition, and will be within the discretion of our then-existing board of directors.

Recent Sales of Unregistered Securities

Other than as set forth below and as reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, there have been no other sales or issuances of unregistered securities since May 1, 2023 that were not registered under the Securities Act. All Common Stock share and per share data, and exercise price data for applicable Common Stock equivalents, included below have been retroactively adjusted to give effect to the Reverse Stock Split.

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

•

In July 2023 we issued 20 shares of Common Stock without the payment of additional consideration upon the conversion of 431 shares of Series C Preferred Stock by holders. Such shares of Common Stock were issued in reliance on the exemption from registration provided by Section 4(a)(2) and/or Section 3(a)(9) of the Securities Act. In accordance with Section 3(a)(9) of the Securities Act, the securities were exchanged by the Company with existing security holders in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

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

•	In April 2025, we issued warrants to purchase an aggregate amount of 50,000 shares of our Common Stock at an exercise price of $3.35 per share as consideration for consulting services.

•	In September 2025, we issued warrants to purchase an aggregate amount of 12,000 shares of our Common Stock at an exercise price of $3.65 per share as consideration for consulting services.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither the Company nor any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) repurchased any equity securities of the Company during the year ended April 30, 2026.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Executive Compensation — 2023 Equity Incentive Plan” section in Part III.

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

Overview

HeartSciences is a healthcare information technology company focused on advancing electrocardiography (“ECG” or “EKG”) through the integration of artificial intelligence (“AI”). The Company has developed MyoVista Insights™, a cloud-native, vendor- and device-agnostic ECG management platform designed to modernize ECG workflows and enable scalable deployment of AI-ECG capabilities across healthcare systems.

MyoVista Insights™ is classified as a Medical Device Data System (“MDDS”) and is exempt from U.S. Food and Drug Administration (“FDA”) 510(k) requirements. The platform is designed to streamline ECG study organization, enhance waveform analysis, and simplify clinical workflows, enabling more efficient interpretation, storage, and management of ECG data. It is also designed to host AI-ECG algorithms from multiple vendors and integrate them directly into clinical workflows, providing a flexible and extensible foundation for the adoption of AI in ECG.

Following its early adopter launch in 2025, we have implemented phased enhancements to MyoVista Insights™. In March 2026, we released a significant version upgrade for broader deployment across cardiology and healthcare IT environments. This release included mobile device access, enhanced reporting capabilities, and expanded interoperability designed to support integration across large health systems and enterprise environments.

In March 2026, MyoVista Insights™ received Epic Toolbox designation for the ECG Management System category from Epic Systems Corporation. We believe this designation supports its positioning within enterprise healthcare IT ecosystems and may facilitate adoption within Epic-enabled health systems.

We expect to generate revenue from installation fees, software-as-a-service (“SaaS”) usage fees and fees associated with AI-ECG algorithms made available through the platform’s AI-ECG marketplace, including third-party algorithms.

We have also developed the MyoVista® wavECG™ device, which provides conventional ECG functionality and is designed to host embedded AI-ECG algorithms. We submitted the MyoVista wavECG device to the FDA for 510(k) premarket clearance in December 2025, and the submission remains under FDA review. We cannot provide assurance on the timing or outcome of the FDA’s review, and there can be no assurance that 510(k) clearance will be obtained.

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

The Company will require additional funding to support working capital, continued development and commercialization of MyoVista Insights™, and regulatory clearance of the MyoVista wavECG device and the impaired cardiac relaxation AI-ECG algorithm.

Recent Developments

Merger Agreement with Fortitude

On June 23, 2026, we and the Merger Sub entered into the Merger Agreement with Seller and Fortitude. The Merger Agreement provides that, subject to the satisfaction or waiver of certain closing conditions set forth in the Merger Agreement (including receipt of the Parent Stockholder Approvals (as defined in the Merger Agreement)), at the Effective Time, Merger Sub will merge with and into Fortitude, with Fortitude surviving the Merger with our Company thereby becoming the sole managing member of the Surviving Company following the consummation of the Transactions. The completion of the proposed Merger and the other Transactions are subject to a number of closing conditions, which make the completion and timing of the completion of the proposed Merger and the other Transactions uncertain. For additional information about the Merger Agreement, the Merger and the Transactions, please see our Current Report on Form 8-K filed with the SEC on June 23, 2026.

Launch of MyoVista Insights™

The MyoVista Insights™ initially launched in May 2025 and we have since implemented phased enhancements to the platform. In March 2026, we released a significant version upgrade for broader deployment across cardiology and healthcare IT environments. This release included mobile device access, enhanced reporting capabilities, and expanded interoperability designed to support integration across large health systems and enterprise environments.

In March 2026, MyoVista Insights™ received Epic Toolbox designation for the ECG Management System category from Epic Systems Corporation. We believe this designation supports its positioning within enterprise healthcare IT ecosystems and may facilitate adoption within Epic-enabled health systems.

In June 2026, we launched MyoVista Insights™ version 1.3 which introduces an AI-ECG Algorithm Marketplace that allows healthcare providers to access FDA-cleared cardiac AI tools though a single use system, beginning with an FDA-cleared AI-ECG model from Bunkerhill Health. The launch marks the first time a cleared AI-ECG algorithm is available through MyoVista Insights™ and establishes the platform as a commercial pathway for AI-ECG developers seeking to reach clinical users though a recurring, Software as a Service (“SaaS”) based revenue model.

First Commercial Customers

In May 2026, the Company announced it signed two commercial agreements to deploy the MyoVista Insights™ platform. The agreements mark an important commercial milestone for the Company, representing first mainstream SaaS based revenue-generating deployments of MyoVista Insights™.

FDA 510(k) Submission of MyoVista® wavECG™ Device

In December 2025, we submitted our MyoVista® wavECG™ device to the FDA for 510(k) premarket clearance, and the submission remains under FDA review.

Patents

In June 2026, we were granted a patent from the European Patent Office covering machine-learning models that use ECG data to estimate echocardiogram parameters indicative of diastolic function.

Going Concern

On July 23, 2026, our independent registered public accounting firm issued an opinion on our audited financial statements, included in our Annual Report on Form 10-K for the year ended April 30, 2026, that contained an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern because we have experienced recurring losses, negative cash flows from operations, and limited capital resources.

$3.6M Streeterville Note Purchase Agreement and Promissory Note

On January 13, 2026, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”), with Streeterville Capital, LLC, an accredited investor (“Streeterville”), pursuant to which we issued to Streeterville an unsecured note in the original principal amount of $3,605,000 (the “$3.6M Streeterville Note”). The $3.6M Streeterville Note bears interest at a rate of 12% per annum and matures 18 months after its issuance date. The $3.6M Streeterville Note carried an OID of $600,000, and $5,000 was reimbursement for Streeterville’s transaction expenses. As a result, we received aggregate net proceeds of $3.0 million in connection with the issuance of the $3.6M Streeterville Note. From time to time, beginning six months after issuance, Streeterville may require us to redeem a portion of the $3.6M Streeterville Note, not to exceed an amount of $405,000 per month. In the event we have not reduced the outstanding balance under the $3.6M Streeterville Note by at least $1,250,000 by the 12-month anniversary of the $3.6M Streeterville Note issuance date, then the outstanding balance of the $3.6M Streeterville Note at such time will automatically increase by 5%. Subject to the terms and conditions set forth in the $3.6M Streeterville Note, we may prepay all or any portion of the outstanding balance of the $3.6M Streeterville Note at any time.

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

$2.5M Streeterville Note Extension

On March 11, 2026, we and Streeterville amended the $2.5M Streeterville Note to extend the maturity date to June 30, 2026. On June 23, 2026, the Company entered into an exchange agreement with Streeterville, pursuant to which Streeterville exchanged the remaining balance of accrued interest of approximately $164,017 owed under the $2.5M Streeterville Note for 78,103 shares of the Company's Common Stock. The issuance of the shares was made pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act. As of the date of this Annual Report, the $2.5M Streeterville note and accrued interest has been repaid in full.

FRV Amendment No. 7

On September 26, 2025, the Company and FRV entered into Amendment No. 7 of the Loan and Security Agreement and No. 3 Amended and Restated Secured Promissory Note, pursuant to which the parties agreed to further extend the maturity date to September 30, 2026 and for the Company to pay the outstanding accrued interest as follows: (i) a payment of accrued interest on or before September 30, 2025 and (ii) thereafter all accrued interest due shall be payable at maturity. The Company may elect to repay all or any part of the FRV Note, as amended, in its sole discretion at any time prior to the extended maturity date, provided such repayment shall not be less than $50,000 and shall first be applied to accrued interest and thereafter to outstanding principal. During the year ended April 30, 2026, the Company paid approximately $61,000 in accrued interest to FRV.

Regulation A Offering

We filed an Offering Statement on Form 1-A (File No. 024-12572) (as amended and supplemented from time to time, the “Form 1-A”), with the SEC and which was qualified by the SEC on March 10, 2025, to register the offering of up to 4,285,714 units of our Company (the “Units”) at an offering price of $3.50 per Unit, for a maximum offering amount of $15,000,000 worth of Units (collectively, the “Offering”). Each Unit consists of one share of our Series D Preferred Stock, $0.001 par value per share (the “Series D Preferred Stock”), and one warrant (each a “Warrant” and collectively the “Warrants”) to purchase one share of our Common Stock at an exercise price of $5.00 per share. On April 10, 2026, we filed a Post-Qualification Amendment No. 1 to the Form 1-A with the SEC and which was qualified by the SEC on April 17, 2026.

As of the date of this Annual Report, we have received a total of approximately $6.7 million of gross proceeds, resulting in the issuance of 1,912,383 Units, as a result of several closings of the Offering. As of the date of this Annual Report, holders of 1,486,547 shares of Series D Preferred Stock, received as part of the issued Units, have elected to convert such shares of Series D Preferred Stock into 1,486,547 shares of Common Stock.

Results of Operations

Revenue

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

Research and Development Expenses

Our R&D activities primarily consist of clinical, regulatory, engineering and research work associated with our MyoVista wavECG device. R&D expenses include payroll and personnel-related costs for our R&D, clinical and regulatory personnel, including expenses related to stock-based compensation for such employees, consulting services, clinical trial expenses, regulatory expenses, prototyping and testing. R&D expenses also include costs attributable to clinical trial expenses including clinical trial design, site development and study costs, data, related travel expenses, the cost of products used for clinical activities, internal and external costs associated with regulatory compliance and patent costs. We have expensed R&D costs related to the MyoVista wavECG device as they have been incurred.

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

Summary of Statements of Operations for Fiscal 2026 and Fiscal 2025:

	For the year ended April 30,
	2026	2025	$ Change	% Change
	(In thousands, except percentages)
Revenue	$4	$4	$(0)	—%
Cost of sales	2	2	$(0)	—%
Gross margin	2	2	$0	—%
Operating expenses:
Research and development	2,839	4,386	(1,547)	(35)%
Selling, general and administrative	5,576	3,969	1,607	41%
Total operating expenses	8,415	8,355	60	1%
Loss from operations	(8,413)	(8,353)	(60)	1%
Other income (expense)
Interest expense	(753)	(500)	(253)	50%
Other income	24	88	(64)	(73)%
Other income (expense), net	(729)	(412)	(317)	77%
Net loss	$(9,142)	$(8,765)	$(377)	4%

Revenues were $4 thousand and cost of sales were $2 thousand for each of the years ended April 30, 2026 and April 30, 2025. Our revenues in the fiscal years have been mainly generated from suppliers outside the United States relating to devices placed as part of obtaining feedback during product development and improvement of the MyoVista wavECG.

Research and development expenses are primarily from software consulting and hardware development which is consistent with work being performed for our MyoVista wavECG and MyoVista Insights™. R&D expenses were $2.8 million for the year ended April 30, 2026, representing a decrease of $1.6 million, or 35%, when compared to the year ended April 30, 2025. The decrease is primarily due to reduced consulting costs as we completed and launched phase 1 of MyoVista Insights™ in May 2025. Further decrease is a result of capitalization of approximately $0.7 million in software related costs related to our MyoVista Insights™.

Selling, general, and administrative expenses are primarily related to personnel and professional services. Selling, general, and administrative expenses were $5.6 million for the year ended April 30, 2026, representing an increase of $1.6 million, or 41%, when compared to the year ended April 30, 2025. The increase is primarily related to an increase in compensation costs of approximately $0.2 million for additional personnel hired during the year, increased stock compensation related to equity grants for approximately $1.0 million, and $0.7 million related to legal, accounting and other professional fee expenses that were expensed related to the offering on Form 1-A. Costs were further offset by reductions in professional fees related to withdrawal of the Company's S-1/A registration statement in Fiscal 2025, for an aggregate amount of approximately $0.3 million.

Interest expense was $0.8 million for the year ended April 30, 2026, representing an increase of $0.3 million, or 50%, when compared to the year ended April 30, 2025. Interest expense in Fiscal 2026 is related to interest on the FRV Note and interest and debt service amortization on the Streeterville Notes.

Other income of $24 thousand and $88 thousand for the fiscal years ended April 30, 2026 and 2025, respectively, is related to interest earned on our cash balances which fluctuated during such fiscal years ended.

Liquidity and Capital Resources

As of April 30, 2026, we had approximately $1.7 million in cash, an increase of $0.6 million from $1.1 million as of April 30, 2025. We incurred a net loss of $9.1 million for the year ended April 30, 2026. As of April 30, 2026, we had an accumulated deficit of $85.3 million and working capital deficit of $2.3 million.

On June 23, 2026, we and the Merger Sub entered into the Merger Agreement with Seller and Fortitude. The Merger Agreement provides that, subject to the satisfaction or waiver of certain closing conditions set forth in the Merger Agreement (including receipt of the Parent Stockholder Approvals (as defined in the Merger Agreement)), at the Effective Time, Merger Sub will merge with and into Fortitude, with Fortitude surviving the Merger with our Company thereby becoming the sole managing member of the Surviving Company following the consummation of the Transactions. The completion of the proposed Merger and the other Transactions is subject to a number of closing conditions, which make the completion and timing of the completion of the proposed Merger and the other Transactions uncertain. Failure to complete the proposed Merger and the other Transactions are not completed would likely materially adversely affect our business, financial condition, results of operations and stock price.

In January 2026, the Company entered into a Note Purchase Agreement with Streeterville, pursuant to which the Company issued to Streeterville an unsecured promissory note in the original principal amount of $3,605,000. The $3.6M Streeterville Note carried an OID of $600,000 and $5,000 was withheld from the $3.6M Streeterville Note for reimbursement of Streeterville's transaction expenses.  As a result, the Company received aggregate net proceeds of approximately $3.0 million in connection with the issuance of the $3.6M Streeterville Note. The $3.6M Streeterville Note bears interest at the rate of 12.0% per annum and matures in July 2027. From time to time, beginning six months after issuance, Streeterville may redeem a portion of the $3.6M Streeterville Note, not to exceed $405,000 per month. In the event the Company has not reduced the outstanding balance under the $3.6M Streeterville Note by at least $1,250,000 by the 12-month anniversary following the issuance date, then the outstanding balance at such time will automatically increase by 5%. Subject to terms and conditions set forth in the $3.6M Streeterville Note, the Company may prepay all or any portion of the outstanding balance of the $3.6M Streeterville Note at any time. On March 11, 2026, we and Streeterville amended the $2.5M Streeterville Note to extend the maturity date to June 30, 2026. On June 23, 2026, we entered into an exchange agreement with Streeterville, pursuant to which Streeterville exchanged the remaining balance of accrued interest of approximately $164,017 owed under the $2.5M Streeterville Note for 78,103 shares of our Common Stock. As of the date of this Annual Report, the $2.5M Streeterville note and accrued interest has been repaid in full.

We filed an Offering Statement on Form 1-A (File No. 024-12572) (as amended and supplemented from time to time, the “Form 1-A”), with the SEC and which was qualified by the SEC on March 10, 2025, to register the offering of up to 4,285,714 Units at an offering price of $3.50 per Unit, for a maximum offering amount of $15,000,000 worth of Units. Each Unit consists of one share of our Series D Preferred Stock and one Warrant to purchase one share of our Common Stock at an exercise price of $5.00 per share. On April 10, 2026, we filed a Post-Qualification Amendment No. 1 to the Form 1-A with the SEC and qualified by the SEC on April 17, 2026. As of the date of this Annual Report, we have received a total of approximately $6.7 million of gross proceeds, resulting in the issuance of 1,912,383 Units, as a result of several closings of this offering. As of the date of this Annual Report, holders of 1,486,547 shares of Series D Preferred Stock, received as part of the issued Units, have elected to convert such shares of Series D Preferred Stock into 1,486,547 shares of Common Stock. The Company terminated the offering in June 2026.

In September 2023, the Company entered into an Equity Distribution Agreement (the “EDA”) with an institutional investor, pursuant to which the Company may offer and sell an aggregate of up to $3.25 million of its shares of Common Stock in At-the-Market offerings (“ATM Facility”). In November 2023, the EDA was further amended increasing the aggregate amount of Common Stock that may be sold under the ATM Facility to up to $15.0 million, and further amended again in August 2025, increasing the aggregate amount of Common Stock that may be sold under the ATM Facility from to up to $25.0 million. The Company is eligible to sell up to $14.7 million worth of shares of Common Stock as the aggregate market value of the Company's shares of Common Stock eligible for sale under the EDA is subject to limitations of General Instruction I.B.6 of Form S-3 until such time that the Company's public float equals or exceeds $75.0 million or the availability pursuant to General Instruction I.B.6 of Form S-3 further increases. In the event the aggregate market value of the Company’s outstanding Common Stock held by non-affiliates equals or exceeds $75.0 million, then the one-third limitation on sales set forth in General Instruction I.B.6 of Form S-3 shall not apply to additional sales made pursuant to the EDA. During the year ended April 30, 2026, the Company has issued and sold 48,858 shares of Common Stock under the ATM Facility for net proceeds of approximately $0.2 million, after banker fees, legal fees and other costs. There was approximately $4.2 million available for issuance under the ATM Facility as of the date of this Annual Report. We expect any proceeds received from the ATM Facility will be used for working capital and general corporate purposes.

On March 10, 2023, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), under which, subject to specified terms and conditions, the Company may sell to Lincoln Park up to $15.0 million of Common Stock, from time to time, over the thirty-six (36) month term of the purchase agreement, which ended on March 10, 2026. As of the date of this Annual Report, we have received approximately $2.2 million from the sale of Common Stock pursuant to the purchase agreement.

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

The table below presents our cash flows for the periods indicated:

	For the year ended April 30,
U.S. dollars, in thousands	2026	2025
	(In thousands)
Net cash used in operating activities	$(7,427)	$(7,413)
Net cash used in investing activities	$(44)	$(30)
Net cash provided by financing activities	$8,030	$2,734
Net change in cash and cash equivalents during the period	$559	$(4,710)

Operating Activities

Net cash used by our operating activities of $7.4 million during Fiscal 2026 was primarily due to our net loss of $9.1 million plus net non-cash operating expense items of $2.8 million less $1.1 million of net changes in operating assets and liabilities.

Net cash used by our operating activities of $7.4 million during Fiscal 2025 as primarily due to our net loss of $8.8 million plus net non-cash operating expense items of $0.8 million and $0.6 million of net changes in operating assets and liabilities.

Financing Activities

Net cash provided by financing activities of $8.0 million during Fiscal 2026 is primarily from the issuance of Series D Preferred Stock and warrants and net proceeds from the $3.6M Streeterville Note.

Net cash provided by financing activities of $2.7 million during Fiscal 2025 is primarily from the issuances of Common Stock and proceeds from the $2.5M Streeterville Note.

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

As of April 30, 2026, our cash and cash equivalents were $1.7 million. We will need to seek additional financing to fund our future operations. Our future capital requirements will depend on many factors, including:

•	the progress and costs of our R&D activities;

•	the costs of manufacturing our device and further development of our cloud platform and AI-ECG algorithms;

•	the costs of filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

•	the potential costs of contracting with third parties to provide marketing and distribution services for us or for building such capacities internally; and

•	the magnitude of our general and administrative expenses.

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

For stock options issued to employees and non-employees, the fair value of stock-based awards is recognized as compensation expense over the requisite service period, which is defined as the period during which an employee is required to provide service in exchange for an award. The Company uses a straight-line attribution method for all grants that include only a service condition. The Company accounts for forfeitures when they occur. Stock-based compensation expense recognized in the financial statements is reduced by actual awards forfeited. For restricted stock units (“RSUs”) issued to employees, the Company recognizes the grant date fair value of the RSUs over the requisite service period, which is generally the vesting term. For awards only subject to service-based vesting conditions, the Company recognizes stock-based compensation expense on a straight-line basis. For awards subject to performance-based vesting conditions, the Company recognizes stock-based compensation expense using the accelerated attribution method when the achievement of the performance condition becomes probable.

Capitalized Internal-Use Software Costs

The Company capitalizes certain costs incurred in the development and implementation of internal-use software in accordance with ASC 350-40, Internal-Use Software. Internal-use software includes software developed or obtained for use in the Company's MyoVista Insights™ platform, including software that supports the delivery of the Company's software-as-a-service (“SaaS”) offerings. Software development costs meeting the capitalization criteria, are capitalized once the preliminary project stage is complete, management authorizes and commits to funding the project, and it is probable the project will be completed and used as intended. Capitalized costs primarily consist of external contractor costs, employee compensation, and costs directly attributable to software development activities. Capitalized software costs are amortized over an estimated useful life and included in depreciation and amortization expense. Amortization begins when the software is substantially complete and ready for its intended use. Costs associated with upgrades and enhancements that result in additional functionality are capitalized, while costs incurred for maintenance, and support activities are expensed as incurred. The Company evaluates capitalized internal-use software for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

HeartSciences Inc.

Southlake, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of HeartSciences Inc. (the “Company”) as of April 30, 2026 and 2025, the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended April 30, 2026, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2026, in conformity with U.S. generally accepted accounting principles.

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

Emphasis-of-Matter

As summarized in Note 10 to the financial statements, on June 23, 2026, the Company and Fortitude Mining Holdings, Inc. entered into a definitive merger agreement, subject to customary closing conditions, including approval by the shareholders of the Company.

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

/s/Haskell & White LLP

HASKELL & WHITE LLP

We have served as the Company’s auditor since 2021.

Irvine, California

July 23, 2026

HEARTSCIENCES INC.

Balance Sheets

	April 30,
	2026	2025

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,656,814	$1,098,098
Accounts receivable	—	4,350
Inventory, net	655,629	650,267
Prepaid expenses	83,049	87,443
Other current assets	40,374	40,374
Deferred offering costs	147,062	290,925
Total current assets	2,582,928	2,171,457

Property and equipment, net	39,312	63,549
Capitalized software	715,191	—
Intangible assets, net	1,657,175	1,616,277
Right-of-use assets, net	268,067	371,626
TOTAL ASSETS	$5,262,673	$4,222,909

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$318,327	$318,661
Accrued expenses	432,454	506,307
Accrued interest expense	327,960	177,628
Operating lease liabilities, current portion	139,026	119,518
Notes payable	3,622,120	2,551,170
Other current liabilities	21,225	29,927
Total current liabilities	4,861,112	3,703,211

LONG-TERM LIABILITIES
Operating lease liabilities, long-term portion	175,501	314,527
Total long-term liabilities	175,501	314,527
TOTAL LIABILITIES	5,036,613	4,017,738

COMMITMENTS AND CONTINGENCIES (NOTE 2, 4-6, and 8)
STOCKHOLDERS' EQUITY
Series C convertible preferred stock, $0.001 par value, 20,000,000 shares authorized and 600,000 designated; 380,440 shares issued and outstanding as of April 30, 2026 and 2025.	380	380
Series D convertible preferred stock, $0.001 par value, 20,000,000 shares authorized and 4,285,714 designated; 532,594 shares issued and outstanding as of April 30, 2026 and 0 shares issued and outstanding as of April 30, 2025.	533	—
Common Stock, $0.001 par value, 500,000,000 shares authorized; 3,188,380 shares issued and outstanding as of April 30, 2026 and 1,119,107 shares issued and outstanding as of April 30, 2025.	3,188	1,119
Additional paid-in capital	85,491,469	76,331,307
Accumulated deficit	(85,269,510)	(76,127,635)
TOTAL STOCKHOLDERS' EQUITY	226,060	205,171
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,262,673	$4,222,909

The accompanying notes are an integral part of these financial statements.

HEARTSCIENCES INC.

Statements of Operations

	Year Ended April 30,
	2026	2025

Revenue	$4,319	$4,350

Cost of sales	1,768	1,880

Gross margin	2,551	2,470

Operating expenses:
Research and development	2,839,012	4,386,105
Selling, general and administrative	5,576,406	3,968,936
Total operating expenses	8,415,418	8,355,041

Loss from operations	(8,412,867)	(8,352,571)

Other income (expense)
Interest expense	(753,041)	(500,453)
Other income	24,033	87,795
Total other expense	(729,008)	(412,658)

Net loss	$(9,141,875)	$(8,765,229)

Net loss per share, basic and diluted	$(3.48)	$(9.34)

Weighted average common shares outstanding, basic and diluted	2,625,421	938,257

The accompanying notes are an integral part of these financial statements.

HEARTSCIENCES INC.

Statements of Stockholders’ Equity

for the Year ended April 30, 2026

	Series C Convertible		Series D Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCE AT APRIL 30, 2025	380,440	$380	—	$—	1,119,107	$1,119	$76,331,307	$(76,127,635)	$205,171

Issuance of Series D Preferred Stock and Warrants, net of fees	—	—	1,912,383	1,912	—	—	5,547,295	—	5,549,207

Conversion of Series D Preferred Stock to Common Stock	—	—	(1,379,789)	(1,379)	1,379,789	1,379	—	—	—

Issuance of Common Stock upon exchange of debt and accrued interest	—	—	—	—	570,626	571	2,019,429	—	2,020,000

Issuance of restricted shares to management	—	—	—	—	70,000	70	(70)	—	—

Sale of Common Stock under ATM facility	—	—	—	—	48,858	49	172,790	—	172,839

Warrants issued to non-employees	—	—	—	—	—	—	108,335	—	108,335

Stock based compensation - management and other employees	—	—	—	—	—	—	1,312,383	—	1,312,383

Net loss	—	—	—	—	—	—	—	(9,141,875)	(9,141,875)

BALANCE AT APRIL 30, 2026	380,440	$380	532,594	$533	3,188,380	$3,188	$85,491,469	$(85,269,510)	$226,060

The accompanying notes are an integral part of these financial statements.

HEARTSCIENCES INC.

Statements of Stockholders’ Equity

for the Year ended April 30, 2025

	Series C Convertible		Series D Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCE AT APRIL 30, 2024	380,440	$380	—	$—	676,598	$677	$74,678,650	$(67,362,406)	$7,317,301

Sale of Common Stock, net of fees	—	—	—	—	321,096	321	1,147,257	—	1,147,578

Common Stock issued resulting from Reverse Stock Split	—	—	—	—	94,461	94	(94)	—	—

Issuance of Common Stock upon conversion of debt	—	—	—	—	26,952	27	84,973	—	85,000

Warrants issued to non-employees	—	—	—	—	—	—	170,637	—	170,637

Stock based compensation - management and other employees	—	—	—	—	—	—	249,884	—	249,884

Net loss	—	—	—	—	—	—	—	(8,765,229)	(8,765,229)

BALANCE AT APRIL 30, 2025	380,440	$380	—	$—	1,119,107	$1,119	$76,331,307	$(76,127,635)	$205,171

The accompanying notes are an integral part of these financial statements.

HEARTSCIENCES INC.

Statements of Cash Flows

	Year Ended April 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,141,875)	$(8,765,229)
Adjustments to reconcile net loss to net cash used in operating activities

Depreciation	27,791	37,599
Amortization of debt discounts and deferred financing costs	495,950	285,870
Amortization - Right-of-use assets, operating lease	103,559	90,357
Impairment of deferred offering costs	748,599	—
Stock-based compensation	1,312,383	249,884
Warrants issued to non-employees	108,335	170,637

Changes in current assets and liabilities:
Accounts receivable	4,350	(4,350)
Inventory	(5,362)	(21,088)
Prepaid and other current assets	237,863	357,507
Deferred offering costs	(604,736)	402,063
Capitalized software	(715,191)	—
Accounts payable	(334)	(129,522)
Accrued liabilities	121,479	16,791
Other current liabilities	—	(1,220)
Lease liability, operating lease	(119,518)	(102,293)
Net cash used in operating activities	(7,426,707)	(7,412,994)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,554)	(3,157)
Acquisition of intellectual property - intangibles	(40,898)	(27,031)
Net cash used in investing activities	(44,452)	(30,188)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock, net of fees	172,839	1,147,578
Issuance of Series D Preferred Stock and warrants, net of issuance costs	5,549,207	—
Proceeds from shareholder note, net	—	—
Proceeds from $2.5M Streeterville note, net	—	1,850,300
Proceeds from $3.6M Streeterville note, net	3,000,000	—
Principal repayments on the $2.5M Streeterville note	(450,000)	—
Principal repayments of financed insurance premiums	(242,171)	(264,246)
Net cash provided by investing activities	8,029,875	2,733,632

Net change in cash and cash equivalents during the year	558,716	(4,709,550)
Cash and cash equivalents, beginning of year	1,098,098	5,807,648
Cash and cash equivalents, end of year	$1,656,814	$1,098,098

The accompanying notes are an integral part of these financial statements.

HEARTSCIENCES INC.

	Year Ended April 30,
	2026	2025
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Issuance of Common Stock for Series D Preferred Stock conversions	$1,379	$—
Issuance of Common Stock for exchange of debt and accrued interest	$2,020,000	$85,000
Issuance of Common Stock resulting from the Reverse Stock Split	$—	$94
Financed insurance premiums	$233,469	$261,246

The accompanying notes are an integral part of these financial statements.

HEARTSCIENCES INC.

Note 1 – Organization and Operations

HeartSciences Inc. (“HeartSciences” or the “Company”) is a healthcare information technology company focused on advancing electrocardiography (“ECG” or “EKG”) through the integration of artificial intelligence (“AI”). The Company has developed MyoVista Insights™, a cloud-native, vendor- and device-agnostic ECG management platform designed to improve workflow efficiency, streamline data management, and support the deployment of third-party AI-ECG algorithms. MyoVista Insights is classified as a Medical Device Data System (“MDDS”) and is exempt from U.S. Food and Drug Administration (“FDA”) 510(k) requirements. HeartSciences has also developed the MyoVista® wavECG™ device, which provides conventional ECG functionality and is designed to host AI-ECG algorithms. The Company submitted the MyoVista wavECG device to the FDA for 510(k) premarket clearance in  December 2025, which remains under FDA review, and has licensed or developed additional AI-ECG algorithms that  may be submitted for regulatory clearance in the future. The Company is a Texas corporation and is headquartered in Southlake, Texas.

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

The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. As of April 30, 2026, the Company had an accumulated deficit of $85.3 million. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

In  January 2026, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with Streeterville Capital, LLC, an accredited investor (“Streeterville”), pursuant to which the Company issued to Streeterville an unsecured promissory note in the original principal amount of $3,605,000 (the “$3.6M Streeterville Note”). The Streeterville Note carried an OID of $600,000 and $5,000 was withheld from the $3.6M Streeterville Note for reimbursement of Streeterville's transaction expenses.  As a result, the Company received aggregate net proceeds of approximately $3.0 million in connection with the issuance of the $3.6M Streeterville Note (see Note 4).

On March 10, 2025, the Company commenced an offering on a "best efforts" basis for a maximum of up to 4,285,714 Units. Each Unit (each a "Unit" and collectively the “Units”) consists of one (1) share of Series D Convertible Preferred Stock, par value $0.001 per share (the “Series D Preferred Stock”), and one (1) warrant the (“Warrants”), each to purchase one (1) share of the Company's Common Stock. The Units will be sold at an offering price of $3.50 per Unit, for a maximum offering amount of $15.0 million worth of units. Each Warrant will be exercisable at a price of $5.00 for one (1) share of the Company’s Common Stock, subject to customary adjustment. The Warrants are exercisable at any time from the date of issuance through the third anniversary from the date of issuance, unless earlier redeemed. During the year ended April 30, 2026, the Company issued 1,912,383 Units for gross proceeds of approximately $6.7 million. The Company terminated the offering in June 2026.

On September 18, 2023, the Company entered into an Equity Distribution Agreement (“EDA”) with an institutional investor, pursuant to which the Company may offer and sell an aggregate of up to $3.25 million of its shares of Common Stock in at-the-market offerings (“ATM Facility”). In November 2023, the EDA was further amended increasing the aggregate amount of Common Stock that may be sold under the ATM Facility from $3.25 million to up to $15.0 million, and further amended again in August 2025, increasing the aggregate amount of Common Stock that may be sold under the ATM Facility from to up to $25.0 million. The Company is eligible to sell up to approximately $14.7 million worth of shares of Common Stock as the aggregate market value of the Company's shares of Common Stock eligible for sale under the EDA is subject to limitations of General Instruction I.B.6 of Form S-3 until such time that the Company's public float equals or exceeds $75.0 million or he availability pursuant to General Instruction I.B.6 of Form S-3 further increases. In the event the aggregate market value of the Company’s outstanding Common Stock held by non-affiliates equals or exceeds $75.0 million, then the one-third limitation on sales set forth in General Instruction I.B.6 of Form S-3 shall not apply to additional sales made pursuant to the EDA. During the year ended  April 30, 2026, the Company has issued and sold 48,858 shares under the ATM Facility for net proceeds of approximately $0.2 million, after banker fees, legal fees and other costs (see Note 5). There was approximately $4.2 million available for issuance under the ATM Facility as of the date of this Annual Report.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of April 30, 2026, the Company had $1.7 million held as cash equivalents and as of April 30, 2025 there were $1.1 million held as cash equivalents. The fair value of cash and cash equivalents approximates carrying value. At times, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation (“FDIC”).

Inventory

All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis. The following is a summary of the Company’s inventories at April 30, 2026 and April 30, 2025:

	April 30,	April 30,
	2026	2025
Raw materials	$322,996	$322,996
Sub-assemblies	373,886	347,036
Work in progress	21,741	21,741
Finished goods	22,581	44,069
Reserve for obsolescence	(85,575)	(85,575)
Total Inventory	$655,629	$650,267

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

Software Development Costs

The Company capitalizes certain costs incurred in the development and implementation of internal-use software in accordance with ASC 350-40, Internal-Use Software. Internal-use software includes software developed or obtained for use in the Company's MyoVista Insights™ platform including software that supports the delivery of the Company's software-as-a-service (“SaaS”) offerings. Software development costs meeting the capitalization criteria, are capitalized once the preliminary project stage is complete, management authorizes and commits to funding the project, and it is probable the project will be completed and used as intended. Capitalized costs primarily consist of external contractor costs, employee compensation, and costs directly attributable to software development activities. Costs associated with upgrades and enhancements that result in additional functionality are capitalized, while costs incurred for maintenance, and support activities are expensed as incurred. Capitalized software costs are amortized over an estimated useful life, and amortization begins when the software is substantially complete and ready for its intended use. The Company evaluates capitalized internal-use software for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of  April 30, 2026, capitalized product development costs related to MyoVista Insights™ were $0.7 million. No amortization was recorded during the year ended April 30, 2026.

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

The following is a summary of the Company's property and equipment at April 30, 2026 and 2025:

	April 30,	April 30,
	2026	2025
Equipment	$469,086	$465,532
Furniture & fixtures	102,563	102,563
Leasehold improvements	32,812	32,812
Total	604,461	600,907
Less: Accumulated depreciation	(565,149)	(537,358)
Property and equipment, net	$39,312	$63,549

Depreciation expense for the years ended  April 30, 2026 and 2025, was $27,791 and $37,599, respectively.

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

In March 2023, the Company entered into a purchase agreement and a registration rights agreement with an institutional investor. Deferred offering costs were reclassified to additional paid in capital on a pro-rata basis over the term of the agreement. The agreement expired in March 2026, and the Company wrote off approximately $17,000 to operating expense.

In September 2023, the Company entered into an EDA to sell its Common Stock under the ATM Facility. Deferred offering costs associated with the ATM Facility are reclassified to additional paid in capital on a pro-rata basis.

In March 2025, the Company filed an offering statement on Form 1-A with the SEC for the sale of preferred stock and warrants. Deferred offering costs associated with this offering were reclassified to additional paid in capital on a pro-rata basis. In June 2026, the Company terminated the offering and wrote off approximately $749,000 to operating expense in these financial statements.

As of April 30, 2026 and April 30, 2025, $0.1 million and $0.3 million of deferred offering costs were capitalized on the balance sheet, respectively.

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

Long-Lived Assets

Long-lived assets, such as equipment, capitalized software, and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is determined to not be recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent the carrying amount exceeds its fair value.

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

As of April 30, 2026 and April 30, 2025, the Company did not have any contract assets or liabilities from contracts with customers and there were no remaining performance obligations that the Company had not satisfied.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is established if it is more likely than not that all or a portion of the net deferred tax assets will not be realized. Based upon the projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and therefore, a full valuation allowance has been recorded at  April 30, 2026 and  April 30, 2025.

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

Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of April 30, 2026 and April 30, 2025.

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

In December 2023, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company’s annual periods beginning January 1, 2025, with early adoption permitted. The Company adopted the guidance prospectively in the fiscal year beginning May 1, 2025, and the adoption of this update did not have a material impact on the Company's financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"), which requires software capitalization to begin when both of the following occur: (1) management has authorized and committed to funding the software project; and (2) it is probable that the project will be completed and the software will be used to perform the function intended. For public entities, the provisions within ASU 2025-06 are effective for the first annual and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The provisions within ASU 2025-06 allow for a prospective, modified, or retrospective transition approach. The Company early adopted ASU 2025-06 on a prospective basis effective May 1, 2025. The adoption did not have a material impact on the Company’s financial statements.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains its cash with high-credit quality financial institutions. At April 30, 2026 and April 30, 2025, the Company had cash balances in excess of federally insured limits of $1.4 million and $0.8 million, respectively. The Company does not anticipate non-performance by its financial institution.

Note 4 – Debt

Debt consists of the following:

	April 30,	April 30,
	2026	2025
FRV Note	$500,000	$500,000
$3.6M Streeterville Note, net	3,122,120	—
$2.5M Streeterville Note, net	—	2,051,170
Less: current maturities	(3,622,120)	(2,551,170)
Notes payable, long-term	$—	$—

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

On  September 26, 2025, the Company and FRV entered into Amendment No. 7 of the Loan and Security Agreement and No. 3 Amended and Restated Secured Promissory Note to further extend the maturity date to  September 30, 2026 and pay the outstanding accrued interest as follows: (i) a payment of accrued interest on or before  September 30, 2025 and (ii) thereafter all accrued interest due shall be payable at maturity. The Company  may elect to repay all or any part of the FRV Note, as amended, in its sole discretion at any time prior to the extended maturity date, provided such repayment shall not be less than $50,000 and shall first be applied to accrued interest and thereafter to outstanding principal. During the year ended  April 30, 2026, the Company paid approximately $61,000 in accrued interest to FRV.

As of April 30, 2026 and April 30, 2025, accrued interest was approximately $35,000, and is included in accrued interest expense in the accompanying condensed balance sheets.

$2.5M and $3.6M Streeterville Notes

In September 2024, the Company entered into a Note Purchase Agreement with Streeterville, pursuant to which the Company issued to Streeterville the unsecured promissory note in the original principal amount of $2,510,000 (the “$2.5M Streeterville Note”). The $2.5M Streeterville Note carried an Original Issue Discount (the “OID”) of $500,000 and $10,000 was withheld from the $2.5M Streeterville Note for reimbursement of Streeterville's transaction expenses. Additionally, the Company incurred debt financing costs of $159,700. As a result, the Company received aggregate net proceeds of approximately $1.9 million in connection with the issuance of the $2.5M Streeterville Note.

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

During the year ended April 30, 2026, the Company entered into agreements with Streeterville, pursuant to which Streeterville exchanged $1,975,000 in aggregate principal and $45,000 in accrued interest owed under the $2.5M Streeterville Note for 570,626 shares of the Company's Common Stock. During the year ended  April 30, 2025, the Company entered into agreements with Streeterville, pursuant to which Streeterville exchanged $85,000 in aggregate principal owed under the $2.5M Streeterville Note for 26,952 shares of the Company's Common Stock. The issuance of the shares was made pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act (See Note 5). During the year ended April 30, 2026, the Company repaid in cash, $450,000 in principal on the $2.5M Streeterville Note. As of the date of this Annual Report, the outstanding principal balance of the $2.5M Streeterville Note has been repaid in full, other than remaining outstanding unpaid interest under such note. As a result, the Company wrote off the remaining balance of unamortized OID and debt issuance costs of approximately $264,000.

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

As of April 30, 2026 and  April 30, 2025, accrued interest was approximately $0.3 million and $0.1 million, respectively, and is included in accrued interest expense in the accompanying condensed balance sheets.

Note 5 – Stockholders’ Equity

Preferred Stock

The Company authorized 20,000,000 shares of preferred stock, par value $0.001 per share (“Preferred Stock”), of which 10,000 shares have been designated as Series A Convertible Preferred Stock, 10,000 shares have been designated as Series B Convertible Preferred Stock, 600,000 shares have been designated as Series C Preferred Stock (the “Series C Preferred Stock”), and 4,285,714 shares have been designated as Series D Preferred Stock.

Series C Preferred Stock

The Series C Preferred Stock was originally issued at $25.00 per share. An amendment to, or waiver of rights in, the Series C Preferred Stock certificate of designation requires the approval of holders of a majority of the outstanding shares of Series C Preferred Stock and FRV (so long as FRV holds at least 71,000 shares of Series C Preferred Stock).

At April 30, 2026 and April 30, 2025, there were 380,440 shares of Series C Preferred Stock outstanding.

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

At April 30, 2026, the outstanding Series C Preferred Stock were convertible into 292,200 shares of Common Stock at a conversion price of $32.55 per share.

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

On  February 10, 2025, in connection with the Series D Preferred Stock Offering, the Company’s Board of Directors adopted a Certificate of Designations of Series D Preferred Stock, which was filed with the Secretary of State of the state of Texas (the “Texas Secretary of State”) on  May 21, 2025, to create, out of the Company’s authorized but unissued preferred stock, the Series D Preferred Stock (the “Certificate of Designations of Series D Preferred Stock”). On  May 28, 2025, the Company was notified by the Texas Secretary of State that the Company’s Certificate of Designations of Series D Preferred Stock was made effective as of the filing date.

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

During the year ended April 30, 2026, the Company issued 1,912,383 Units consisting of Series D Preferred Stock and warrants to purchase shares of Common Stock for gross proceeds of approximately $6.7 million. During the year ended April 30, 2026, 1,379,789 shares of Series D Preferred Stock converted into 1,379,789 shares of the Company's Common Stock. At April 30, 2026, there were 532,594 shares of Series D Preferred Stock outstanding.

Common Stock

The Company’s Certificate of Formation, as amended, authorizes 500,000,000 shares of common stock with a par value of $0.001 per share. As of  April 30, 2026 and April 30, 2025 the Company had issued 3,188,380 and 1,119,107 shares of common stock, respectively.

On March 10, 2023, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), under which, subject to specified terms and conditions, the Company may sell to Lincoln Park up to $15.0 million of Common Stock, from time to time, over the thirty-six (36) month term of the purchase agreement, which ended on March 10, 2026. No shares were sold during the year ended  April 30, 2026. During the year ended  April 30, 2025, the Company issued 200,239 shares of Common Stock receiving approximately $674,000 in gross proceeds.

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

During the year ended April 30, 2026, the Company issued and sold 48,858 shares of Common Stock under the ATM Facility receiving net proceeds of approximately $0.2 million, after Maxim fees, legal, and other costs. During the year ended April 30, 2025, the Company issued 120,857 shares of Common Stock under the ATM Facility.

During the year ended April 30, 2026, the Company entered into multiple exchange agreements with Streeterville that exchanged $1,975,000 in aggregate principal and $45,000 of accrued interest of its $2.5M Streeterville Note for 570,626 shares of the Company's Common Stock. During the year ended April 30, 2025, the Company exchanged $85,000 in aggregate principal of its $2.5M Streeterville Note for 26,952 shares of the Company's Common Stock. The issuance of the shares was made pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act.

During the year ended April 30, 2026, the Company issued 1,379,789 shares of Common Stock as a result of conversions of Series D Preferred Stock.

During the year ended April 30, 2026, the Company issued 70,000 shares of restricted stock to management. See further discussion in Note 6.

During the year ended April 30, 2025, the Company issued 94,461 shares of Common Stock to shareholders to account for fractional shares rounded up to the next highest whole share as a result of the Reverse Stock Split.

The holders of Common Stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the board of directors, subject to the rights of holders of Preferred Stock outstanding. No dividends were declared as of or through the years ended  April 30, 2026 and April 30, 2025.

Common Stock Warrants

The Company has issued warrants to investors in connection with funding or for services rendered and these warrants are convertible into a fixed number of shares of the Company’s common stock for a period of 5 years from the date of issuance.

The following is a summary of warrant activity during the years ended April 30, 2026 and 2025:

			Weighted
	Warrants		Average
	Outstanding	Exercise Price	Strike Price
	and Exercisable	Per Share	per Share
Balance, April 30, 2024	56,555	$0.001 - $825.00	$182.00
Issued	64,500	$3.35 - $5.15	$3.49
Balance, April 30, 2025	121,055	$0.001 - $825	$86.84
Issued	1,982,529	$3.65-$5.00	$4.97
Cancelled	(793)	—	—
Forfeited	(244)	—	—
Balance, April 30, 2026	2,102,547	$0.001 - $425	$9.59

The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. Expected volatilities are derived from third party valuations. The expected life in years is based on the contract term of the warrant.

During the year ended April 30, 2026, the Company issued warrants to purchase up to 1,912,383 shares of Common Stock, net of cancelled warrants, at an exercise price of $5.00 per share in connection with the Series D Preferred Stock Offering.

During the year ended  April 30, 2026, the Company issued warrants to purchase an aggregate amount of 12,000 shares of Common Stock at an exercise price of $3.65 per share as consideration for consulting services.

During the year ended April 30, 2026, the Company issued 57,353 warrants, exercisable for Units at an exercise price of $4.375. Each Unit consists of one share of Series D Preferred Stock and one warrant to purchase one share of Common Stock, with an exercise price of $5.00 per share, as compensation for placement agent services.

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

2023 Equity Incentive Plan

On March 15, 2023, the Company's Board of Directors adopted the 2023 Equity Incentive Plan (as amended, the “Equity Incentive Plan” or “2023 Equity Incentive Plan”). The Company's shareholders approved the Equity Incentive Plan at the Company's 2023 annual shareholder meeting held on January 17, 2024. The Equity Incentive Plan provides for the grant of nonstatutory stock options, incentive stock options, restricted stock, RSUs, performance units, performance shares, and other share-based awards. On November 27, 2023, the Company's Board of Directors approved and entered into Amendment No. 1 to the Equity Incentive Plan to increase the initial number of shares issuable under the Plan from 25,000 shares to 85,000 shares. The Company's shareholders approved the Equity Incentive Plan at the annual shareholder meeting held on January 17, 2024.

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

On  November 28, 2025, the Company’s Board of Directors approved an amendment to the Equity Incentive Plan to increase the maximum aggregate number of shares of the Company’s Common Stock, that  may be issued under the Equity Incentive Plan to 1,250,000 shares of Common Stock (the “Plan Amendment”). The number of shares of Common Stock available for issuance under the Equity Incentive Plan will be subject to automatic increase on the first day of each fiscal year of the Company beginning with fiscal year beginning  May 1, 2026, so that the number of shares of Common Stock available for issuance under the Equity Incentive Plan is equal to the lesser of: (i) 25% of the total number of shares of all classes of Common Stock and preferred stock of the Company as converted to Common Stock outstanding on the last day of the immediately preceding fiscal year, and (ii) a lesser number of shares of Common Stock determined by the Administrator (as defined in the Equity Incentive Plan). The Plan Amendment was approved at the annual shareholder meeting held on April 30, 2026.

During the year ended April 30, 2026 and 2025, the Company granted 604,000 and 155,000 shares of time-based stock option awards to employees, non-employee directors, and consultants under the Equity Incentive Plan.

The following table summarizes the Company's time-based stock options:

			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Options	Exercise	Life
	Outstanding	Price	(in years)
Outstanding - April 30, 2024	18,659	$121.00	8.9
Options granted	155,000	$3.35	10.0
Outstanding - April 30, 2025	173,659	$17.00	9.5
Options granted	604,000	4.36	9.7
Options forfeited	(466)	—	—
Outstanding - April 30, 2026	777,193	$6.64	9.0

Non-vested at April 30, 2026	651,126	$4.23	9.1
Vested at April 30, 2026	126,067	$19.08	8.7

The following summarizes the Company's performance-based stock options:

			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Options	Exercise	Life
	Outstanding	Price	(in years)
Outstanding - April 30, 2024	5,456	$502.00	5.9
Cancelled	(2,596)	$704.00	—
Options forfeited	(73)	$249.00	—
Outstanding - April 30, 2025	2,787	$320.00	5.1
Options forfeited	(159)	$—	—
Outstanding - April 30, 2026	2,628	$286.00	4.3

Non-vested at April 30, 2026	758	$335.00	4.5
Vested at April 30, 2026	1,870	$267.00	4.3

As of April 30, 2026, there was approximately $0.8 million of unrecognized compensation costs related to non-vested performance-based common stock options and approximately $0.2 million of unrecognized compensation costs related to non-vested service-based common stock options.

The Company estimates fair values of time-based stock options using the Black-Scholes option-pricing model on grant date. For the years ended April 30, 2026 and 2025, the principal assumptions used in applying this model were as follows:

	April 30,	April 30,
	2026	2025
Risk free interest rate	3.90%	4.39%
Volatility	83.0%	102.9%
Weighted average expected term (in years)	5.0	5.0

Restricted Stock Units and Restricted Shares Issued

The following is a summary of RSUs and restricted stock award activity during the year ended  April 30, 2026:

	Number of RSUs and RSAs	Weighted Average Grant Date Fair Value
Non-vested at April 30, 2025	—	$—
Shares granted	375,000	2.77
Non-vested at April 30, 2026	375,000	$2.77

In July and December 2025, the Company granted 305,000 RSUs to employees and to non-employee directors of the Company which none have vested as of  April 30, 2026. In November 2025, the Company granted 70,000 restricted shares of Common Stock to its Chief Executive Officer. The restricted shares are unvested as of  April 30, 2026.

As of  April 30, 2026, total unrecognized stock-based compensation expense related to performance-based non-vested RSUs totaled approximately $0.5 million.  As of  April 30, 2026, total unrecognized stock-based compensation expense related to time-based non-vested RSUs and restricted stock awards totaled approximately $0.5 million. The weighted average period over which these amounts are expected to be recognized is 3 years.

Note 7 – Income Taxes

Income taxes consisted of the following for the years ended  April 30, 2026 and  April 30, 2025:

	April 30,	April 30,
	2026	2025
Current:
Federal	$—	$—
State and local	—	—
Total current	$—	$—

Deferred:
Federal	$—	$—
State and local	—	—
Total deferred	$—	$—

Total	$—	$—

The reconciliation between the Company's effective tax rate on income from continuing operations and the statutory tax rate for the years ended  April 30, 2026 and  April 30, 2025 is as follows:

	For the Year Ended April 30,
	2026
Federal statutory tax rate	(1,919,794)	21%

Permanent differences	5,488	(0.06)%
Other adjustments
Other	(564,490)	6.17%
Change in valuation allowance	2,478,796	(27.11)%
Effective income tax rate	—	—%

	For the Year Ended April 30,
	2025
Federal statutory tax rate	(439,809)	21%

Permanent differences	1,301	(0.06)%
Change in valuation allowance	438,508	(20.94)%
Effective income tax rate	—	—%

The tax effects of temporary differences and carry-forwards that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	April 30,	April 30,
	2026	2025
Deferred tax assets (liabilities):

Net operating loss carryforwards	$13,721,785	$11,774,383
Start-up costs	631,755	942,837
Stock option and warrant payments	1,019,736	746,681
Accumulated depreciation	1,141,446	729,230
Research and development credits	816,075	816,075
Research and development warrants	21,488	21,488
Total deferred tax assets, net	17,352,285	15,030,694
Valuation Allowance	(17,352,285)	(15,030,694)
Net Deferred Tax Assets	$—	$—

For the years ended April 30, 2026 and April 30, 2025, the Company’s cumulative net operating loss for federal income tax purposes was approximately $65 million and $58 million, respectively. The net operating loss, subject to limitations, may be available in future tax years to offset taxable income. The net operating loss carry-forward will begin to expire in year 2028.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and therefore, a full valuation allowance has been recorded at April 30, 2026 and April 30, 2025, respectively.

Note 8 – Commitments and Contingencies

Operating Leases

The Company has a long-term operating lease for office, industrial, and laboratory space which was entered into in May 2017. On September 27, 2022, the Company entered into the First Amendment to Lease (the “Lease Amendment”), which amended the Lease Agreement to document the exercise of its option to extend the term of the lease for an additional 64 months, commencing February 1, 2023, and expiring on May 31, 2028 (the “Extension Term”). Pursuant to the amendment, the Company will pay initial monthly payments of $13,129, beginning February 2023, subject to 3% annual increases. Rent expense for the years ended April 30, 2026 and 2025 was approximately $0.2 million, respectively.

The Company records right-of-use assets and liabilities at the present value of the fixed lease payments over the term at the commencement date. The Company uses its incremental borrowing rate of 12% to determine the present value of the lease as the rate implicit in the lease is typically not readily available.

Information related to the Company’s right-of-use assets and lease liabilities consist of the following:

April 30,
2026
Right-of-use assets	$268,067

Lease liabilities, current	139,026
Lease liabilities, net of current portion	175,501
Total lease liabilities	$314,527

Weighted average remaining term (in years)	2.1
Weighted average discount rate	12%

As of April 30, 2026, future maturities of lease liabilities due under lease agreements for future fiscal years are as follows:

April 30, 2027	169,307
April 30, 2028	173,559
April 30, 2029	14,493
Total lease payments	357,359
Less imputed interest	(42,832)
Total operating lease liabilities	$314,527

Litigation

From time to time, Management may be subject to legal proceedings and claims that arise in the ordinary course of business. The Company does not believe that the outcome of those matters will have a material adverse effect to the financial position, operating results or cash flows. However, there can be no assurance such legal proceedings will not have a material impact.

The Company is a party to a certain legal proceeding. The claimant is seeking damages of $180,000, plus prejudgment interest costs and attorney fees. Because a loss is not currently considered probable, no liability has been recorded in the accompanying financial statements. The assessment of the matter and the estimate of potential loss are based on information available to the Company as of the date of these financial statements and are subject to change as additional information becomes available or developments occur in the proceeding.  The matter is in its preliminary stages, and the ultimate outcome cannot presently be determined. The Company has hired counsel and intends to vigorously defend itself against the claims asserted. Actual loss may differ from the Company's current estimate.

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

The following table summarizes the segment's financial information including the Company's significant segment expenses:

	April 30,	April 30,
	2026	2025

Gross Margin	$2,551	$2,470
Segment operating expenses:
Clinical and regulatory	644,157	756,189
Research and development	2,025,445	3,456,312
Sales and marketing	616,323	350,167
Operations	169,410	173,604
General and administrative	4,960,083	3,618,769
Loss from operations	(8,412,867)	(8,352,571)
Interest expense	753,041	500,453
Other income	(24,033)	(87,795)
Total other expense	729,008	412,658
Net loss	$(9,141,875)	$(8,765,229)

Note 10 - Subsequent Events

Management has evaluated subsequent events after the balance sheet date of April 30, 2026 through the date of filing.

Streeterville Exchange

On June 23, 2026, the Company entered into an exchange agreement with Streeterville, pursuant to which Streeterville exchanged approximately $164,000 in accrued interest owed under the $2.5M Streeterville Note, for 78,103 shares of the Company's Common Stock. The issuance of the shares was made pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act. As a result, the $2.5M Streeterville Note was repaid in full.

Series D Preferred Stock Conversion

Subsequent to April 30, 2026, 106,758 shares of Series D Preferred Stock converted into 106,758 shares of the Company's Common Stock.

Fortitude Merger Agreement

On June 23, 2026, the Company and Cordis Acquisition, LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of the Company (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fortitude Mining Holdings, Inc., a Delaware corporation (“Seller”), Fortitude Mining HoldCo, LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Seller (“Fortitude”). The Merger Agreement provides that, subject to the satisfaction or waiver of certain closing conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), Merger Sub will merge with and into Fortitude, with Fortitude surviving the merger (the “Merger”) with the Company thereby becoming the sole managing member of the surviving company (the “Surviving Company”) following the consummation of the transactions contemplated by the Merger Agreement (such transactions, the “Transactions” and such consummation, the “Closing”).

The Merger Agreement provides that, prior to the Effective Time, subject to the receipt of the Parent Stockholder Approvals (as defined in the Merger Agreement), the Company will file a new Amended and Restated Certificate of Formation (the “New Charter”) with the Secretary of State of the State of Texas in accordance with the applicable provisions of the Texas Business Organizations Code (the “TBOC”) that, among other things, will establish a new class of the Company’s common stock, designated as Class V common stock, $0.0001 par value per share (the “Class V Common Stock”), which will entitle the holder to one vote per share, and will have no economic rights. At Closing, the existing Company Common Stock will have a $0.0001 par value per share and will then be designated as Class A common stock (the “Class A Common Stock”).

Prior to the Closing, the Company will (i) form a new Delaware limited liability company (“Parent Sub”) as a direct wholly-owned subsidiary of the Company, (ii) contribute substantially all of its assets and liabilities to Parent Sub, and (iii) contribute 100% of the limited liability company interests in Parent Sub to Merger Sub (the “Parent Contribution”). In addition, Seller will contribute all of its assets and liabilities to Fortitude, including 100% of the limited liability company interests in each of its direct Subsidiaries (as defined in the Merger Agreement) (the “Seller Contribution” and, together with the Parent Contribution, the “Contribution Transactions”).

Immediately prior to the Effective Time, Seller will contribute all of its voting interests in Fortitude (“Fortitude Voting Units”) and $2,000,000 of cash or Zcash cryptocurrency (“Zcash”) to the Company in exchange for a number of shares of the Company’s Class V Common Stock equal to (A) the Closing Parent Common Stock Shares (as defined in the Merger Agreement) multiplied by (B) the Exchange Ratio (as calculated pursuant to the terms of the Merger Agreement, subject to adjustment as provided therein), and a number of shares of Class A Common Stock equal to (x) $2,000,000 divided by (y) the Closing Parent Common Stock VWAP (as defined in the Merger Agreement) (collectively, the “Contribution and Exchange”).

At the Effective Time, each non-voting unit of Fortitude (each, a “Fortitude Non-Voting Unit”) issued and outstanding immediately prior to the Effective Time will be converted into the right to receive a number of non-voting units of the Surviving Company (each, a “Surviving Company Non-Voting Unit” and, collectively, “Surviving Company Units”) equal to (i) the Closing Parent Common Stock Shares, multiplied by (ii) the Exchange Ratio (collectively, the “Merger Consideration”).

Each unit of Merger Sub issued and outstanding immediately prior to the Effective Time will be converted into a number of Surviving Company Non-Voting Units equal to the number of shares of Common Stock outstanding as of immediately prior to the Effective Time, as set forth in the Amended and Restated Limited Liability Company Agreement of the Surviving Company (the “A&R LLC Agreement”).

In connection with the Transactions, each share of Series C Preferred Stock issued and outstanding immediately prior to the Effective Time will be converted into a number of shares of the Company's Class A Common Stock as determined by dividing the then-effective Series C Original Issue Price by the then-effective Series C Conversion Price (each as defined in the Certificate of Designations) (the “Mandatory Conversion”). Immediately prior to the Effective Time, each share of Series D Preferred Stock issued and outstanding immediately prior to the Effective Time will be converted into one fully paid and nonassessable share of Class A Common Stock in accordance with the Certificate of Designations of Series D Preferred Stock (the “Series D Forced Conversion”).

Immediately prior to the Effective Time, the Company will cause its transfer agent to issue to Seller shares of Class V Common Stock and Class A Common Stock, each as described above. Immediately after the Effective Time, the Company will contribute all of the cash or Zcash, as the case may be, received in the Contribution and Exchange to the Surviving Company in exchange for additional Surviving Company Non-Voting Units.

Following the Closing, and subject to any Pre-Closing PIPE Investment (as defined in the Merger Agreement) or other permitted equity issuances by the Company prior to Closing, (i) the aggregate number of shares of Class V Common Stock and Class A Common Stock issued to the equity holders of Fortitude pursuant to the Merger Agreement are expected to represent approximately 95.0% of the outstanding equity interests of the Company, (ii) the Company’s equity holders as of immediately prior to Closing are expected to own approximately 5.0% of the outstanding equity interests of Parent, in the aggregate, in the form of Class A Common Stock, (iii) the equity holders of Fortitude will hold a number of Surviving Company Non-Voting Units which are expected to represent approximately 95.0% of the outstanding Surviving Company Non-Voting Units in the Surviving Company, and (iv) the Company will be the sole managing member of the Surviving Company and will hold all of the voting units of the Surviving Company and a number of Surviving Company Non-Voting Units which are expected to represent approximately 5.0% of the outstanding Surviving Company Non-Voting Units in the Surviving Company.

The Closing is expected to take place during the second half of 2026, subject to the satisfaction of the closing conditions, including the requirement to obtain Stockholder Approvals.

In connection with the Transactions, HeartSciences will prepare and file with the SEC a proxy statement (together with any amendments or supplements thereto, the “Proxy Statement”) relating to a special meeting of the Company’s stockholders (the “Stockholder Meeting”), and will seek the approval of the Company’s stockholders with respect to certain actions, including the following (collectively, the “Stockholder Proposals”): (i) approval pursuant to Listing Rule 5635 of Nasdaq of (x) the issuance of shares of Class V Common Stock as contemplated by the Merger Agreement and any issuance of shares of Class A Common Stock pursuant to the Contribution and Exchange or a Pre-Closing PIPE Investment and (y) the change of control of the Company resulting from the Transactions; (ii) approval of the Merger Agreement and the Transactions (including the Merger) pursuant to the TBOC; (iii) adoption of the New Charter; and (iv) approval of an amendment and restatement of the Company’s equity incentive plan

The Board agreed to recommend the approval of the Stockholder Proposals to the Company’s stockholders and to solicit proxies in support of each such approval the Stockholder Meeting. The Company will hold a special meeting of shareholders to obtain the Stockholder Proposals as soon as practicable after the filing of the definitive Proxy Statement.

The Closing is subject to the satisfaction or waiver of customary conditions, including, among other things, (i) receipt of the required approval of the Stockholder Proposals by the Company’s stockholders and the consent of Seller (as sole member of Fortitude) (the “Seller Consent”), (ii) the expiration or termination of any applicable waiting period under the HSR Act, (iii) the accuracy of the representations and warranties of the parties made in the Merger Agreement, subject to customary materiality qualifiers, (iv) compliance by the parties with their respective covenants and agreements under the Merger Agreement, (v) the approval for continued listing of Class A Common Stock on Nasdaq after the Closing (including shares issued in connection with the Merger and any Pre-Closing PIPE Investment), (vi) the absence of any governmental order prohibiting the Merger and (vii) the absence of a material adverse effect with respect to the other party.

In addition, Seller’s obligation to complete the Closing is also subject to further conditions, including (i) the Company’s common stock not having been delisted from Nasdaq, (ii) the absence of any event that would reasonably be expected to result in the Company being ineligible to register securities using a Registration Statement on Form S-3 and (iii) conversion of Series C Preferred Stock and Series D Preferred Stock into Class A Common Stock.

For additional information about the Merger Agreement, the Merger and the Transactions, please see the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2026.

Vesting of Hilz RSUs in Connection with the Signing of the Merger Agreement

On July 9, 2025, a total of 56,250 restricted stock units were granted to Mark Hilz, former officer and director of the Company, which were scheduled to vest immediately upon the earlier of (i) FDA Device Clearance, (ii) FDA Cloud Platform and AI Clearance, or upon a change of control (the “July 2025 Hilz RSUs”).  On December 11, 2025, a total of 45,000 restricted stock units were granted to Mr. Hilz, which were scheduled to vest as follows: one-third on the one-year anniversary of the grant date, and one-twelfth of the shares will vest on each subsequent quarterly anniversary of the initial vesting date such that all shares would have fully vested on the three-year anniversary of the grant date (the “December 2025 Hilz RSUs” and collectively with the July 2025 Hilz RSUs, the “Hilz RSUs”). Mr. Hilz ceased being the Company’s officer and director due to his passing on April 1, 2026. On June 23, 2026, the Company’s Board of Directors deemed that the execution of the Merger Agreement satisfied the vesting conditions of the Hilz RSUs and the Hilz RSUs subsequently passed to his estate pursuant to intestate succession.

Employment Agreement Amendments

In connection with the Transactions, on June 22, 2026, the Company entered into an amendment (the “Simpson EA Amendment”) to the Employment Agreement, dated as of April 5, 2022 (the “Simpson Employment Agreement”), with Mr. Simpson, the Company’s Chief Executive Officer and Chairman of the Board of Directors (the “Board”), to provide certain revisions to the definitions of “Just Cause” and “Constructive Termination” (each as defined in the Simpson EA Amendment). In addition, effective as of the Closing, the term of the Simpson Employment Agreement will restart to commence as of the date of the Closing and will continue for one year thereafter, with the term automatically renewing for an additional one-year period at the end of the original one-year term and any additional one-year term, unless either the Company or Mr. Simpson gives written notice to the other party, at least 90 days prior to the end of the applicable term, of such party’s decision not to renew.

Effective as of July 7, 2026, the Company entered into an amendment to the Employment Agreement, dated as of October 15, 2021 (the “Watson EA”), with Danielle Watson, the Company’s Chief Financial Officer, Treasurer and Interim Secretary (the “Watson EA Amendment”), to provide that if Ms. Watson’s employment is terminated by the Company without “Cause” or by Ms. Watson for “Good Reason” (each as defined in the Watson EA Amendment, subject to the Company’s right to cure), she would be entitled to (i) a severance payment equal to six months of her salary payable in one lump sum and (ii) acceleration of the vesting of any unvested equity awards granted to her prior to the Closing Date. Such severance payment shall be subject to Ms. Watson’s delivery to the company and timely execution and non-revocation of a standard release of claims in favor of the Company, its affiliates and their respective officers.

Equity Grants and Bonuses

In connection with the execution of the Merger Agreement and subject to the Closing, the Compensation Committee of the Board (the “Compensation Committee”) granted an award of 425,000 restricted shares of Common Stock (the “Shares”) to Mr. Simpson under the 2023 Equity Incentive Plan as a retention bonus in connection with the Transactions to lead the Company’s and the Merger Sub’s efforts to close the Transactions and to lead the current legacy business of the Company after the Closing, and to provide public-company, SEC-reporting and capital-markets guidance and transition support to the Company following the Closing. The Shares will be non-voting until they vest. The Shares were issued on June 22, 2026, before the signing of the Merger Agreement. The vesting of such restricted shares is subject to the Conditions (as defined below).

The Shares shall vest in full subject to the satisfaction of all of the following conditions (the “Conditions”): (i) occurrence of the Closing and (ii)(x) one-fourth of the Shares shall vest on the three-month anniversary of the date of the Closing (the “Initial Vesting Date”) and (y) thereafter, one-fourth of the Shares shall vest on each subsequent three-month anniversary of the Initial Vesting Date (each an “Additional Initial Vesting Date” and together with the Initial Vesting Date, the “Vesting Dates”), such that all of the Shares shall fully vest on the one-year anniversary of the date of the Closing, in each case provided that Mr. Simpson is continuously employed in any capacity by the Company or any of its subsidiaries from the date of the Closing through each applicable Vesting Date (except as provided herein). If Mr. Simpson is terminated or otherwise let go by Parent or any of its subsidiaries without Just Cause (as defined in the Simpson Employment Agreement, as amended by the Simpson EA Amendment), if the Simpson Employment Agreement is terminated by Parent without Just Cause, or if the Simpson Employment Agreement is terminated by Mr. Simpson for Constructive Termination (as defined in the Simpson Employment Agreement, as amended by the Simpson EA Amendment), then all of the Shares shall fully vest immediately as of such date of Mr. Simpson’s termination or cessation of services or the expiration or termination of the Simpson Employment Agreement, as applicable; provided, however, that (A) no acceleration of vesting shall occur if Mr. Simpson’s employment is terminated for Just Cause or for Excessive Absence (as defined in the Simpson Employment Agreement), in which case any unvested Shares shall be forfeited and returned to Parent for cancellation, and (B) if Mr. Simpson voluntarily resigns or otherwise voluntarily departs from Parent (other than as a result of any termination of the Simpson Employment Agreement by Mr. Simpson for Constructive Termination or the expiration of the Simpson Employment Agreement), such voluntary resignation or voluntary termination shall not be deemed to satisfy the continued-employment requirement with respect to the applicable Vesting Date and the applicable portion of the Shares shall not vest. In addition, in the event of a Change of Control (as defined in the Simpson Employment Agreement) other than as a result of the Closing, 100% of any unvested Shares shall immediately become fully vested.

The Compensation Committee also determined that all of the performance-based criteria for a discretionary cash bonus of $250,000 previously awarded to Mr. Simpson, which is payable upon the closing of a change of control transaction involving HeartSciences, shall be fully satisfied upon the consummation of the Closing, subject to Mr. Simpson’s continued employment through the Closing. Upon the consummation of the Closing, HeartSciences will promptly pay such cash bonus to Mr. Simpson.

In addition, the Compensation Committee approved a discretionary cash bonus of $50,000 to Ms. Watson, of which up to $30,000 is payable after the filing by the Company of the Proxy Statement relating to the Transactions and $20,000 of which is payable immediately upon the Closing, in each case as determined by the Company’s then current Chief Executive Officer and/or any member of the Compensation Committee in their discretion.

Effective as of July 7, 2026, the Compensation Committee granted an award of 25,000 restricted stock units of the Company (the “Watson RSUs”) to Ms. Watson under the 2023 Equity Incentive Plan. The Watson RSUs shall vest in full subject to the satisfaction of all of the following conditions: (i) occurrence of the Closing and (ii)(x) one-fourth of the Watson RSUs shall vest on the Initial Vesting Date and (y) thereafter, one-fourth of the Watson RSUs shall vest on each subsequent Additional Initial Vesting Date, such that all of the Watson RSUs shall fully vest on the one-year anniversary of the date of the Closing, in each case provided that Ms. Watson is continuously employed in any capacity by the Company or any of its subsidiaries from the date of the Closing through each applicable Vesting Date (except as provided herein). If Ms. Watson is terminated by the Company or any of its subsidiaries without Cause (as defined in the Watson EA as amended by the Watson EA Amendment (the “Amended Watson EA”)) but not including death or Disability (as defined in Amended Watson EA)) or if the Amended Watson EA is terminated by Ms. Watson for Good Reason (as defined in the Amended Watson EA), in such event all of the Watson RSUs shall fully vest  immediately as of such date of her termination, cessation of services or termination of the Amended Watson EA, as applicable; provided that (A) no acceleration shall occur if Ms. Watson’s employment is terminated for Cause, in which case any unvested Watson RSUs shall be forfeited and canceled for no consideration, and (B) if Ms. Watson voluntarily resigns or otherwise voluntarily departs (other than as a result of any termination of the Amended Watson EA by Ms. Watson for Good Reason) from the Company or any of its subsidiaries (as applicable), such voluntary resignation or voluntary termination (other than as a result of any termination of the Amended Watson EA by Ms. Watson for Good Reason) shall not be deemed to satisfy this requirement with respect to the applicable Vesting Date and the applicable portion of the Watson RSUs shall not vest. In addition, in the event of a Change of Control (as defined in the Amended Watson EA) other than as a result of the Transactions, 100% of any unvested Watson RSUs shall immediately become fully vested.

Equity Incentive Plan Amendment

On June 22, 2026, in connection with the execution of the Merger Agreement, the Board approved Amendment No. 4 to the 2023 Equity Incentive Plan to increase the maximum aggregate number of shares of Common Stock that may be issued under the plan by an additional 475,000 shares and the Evergreen Shares (as provided in such amendment) (the “Plan Amendment”). The Plan Amendment is subject to approval of the Company’s shareholders and shall be considered and voted upon by the Company’s shareholders as part of the Stockholder Proposals to be submitted to the Company’s shareholders in connection with Merger Agreement.

Director and Officer Appointments

In connection with the execution of the Merger Agreement and subject to the Closing, (i) the Company will take all necessary action to increase the size of its Board of Directors as directed by Seller and appoint the individuals determined by Seller prior to the Closing to the Board of Directors effective as of the Effective Time, (ii) it is expected that Mr. Simpson and David R.Wells, each a current member of the Board of Directors, shall remain on the Board of Directors after the Closing, and (iii) Andrea Childs will be named as the new Chief Executive Officer and Erik Ellingson will be named as the new Chief Financial Officer of the Company, respectively, of the Company, in each case, effective as of the Effective Time. On June 22, 2026, in connection with the Transactions and in each case subject to the Closing and effective as of the Effective Time, the Board of Directors approved (w) the increase of the size of the Board of Directors from five to nine directors to accommodate the future appointment of directors to be determined by Seller, (x) for Ms. Childs to be elected as a director to fill one of the newly created director vacancies to serve until the earlier of her resignation, death, removal from office, or she is otherwise disqualified from serving as a member of the Board of Directors, (y) for Ms. Childs to be appointed as the new Chief Executive Officer of the Company to replace Mr. Simpson, and (z) for Mr. Ellingson to be appointed as the new Chief Financial Officer of the Company to replace Ms. Watson.

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

As required under Exchange Act Rule 3a-15(f) and 15d-15(f), our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), after evaluating the effectiveness of disclosure controls and procedures, determined that the Company's disclosure controls and procedures were not effective as of April 30, 2026, due to the material weaknesses in internal control over financial reporting described below.

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

Based on our management’s assessment, our management has concluded that our internal control over financial reporting was not effective as of April 30, 2026 due to the material weaknesses that existed in our internal controls. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment of our internal control over financial reporting as of April 30, 2026, the following material weaknesses existed as of that date, specifically relating to the following control activities: (i) lack of proper approval processes and review processes and documentation for such reviews; (ii) we did not maintain sufficient U.S. GAAP and SEC accounting resources commensurate with those required of a public company; and (iii) insufficient number of staff to maintain optimal segregation of duties and levels of oversight.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal year ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

On March 11, 2026, we and Streeterville amended the $2.5M Streeterville Note to extend the maturity date to June 30, 2026. On June 23, 2026, the Company entered into an exchange agreement with Streeterville, pursuant to which Streeterville exchanged the remaining balance of accrued interest of approximately $164,017 owed under the $2.5M Streeterville Note for 78,103 shares of the Company's Common Stock. The issuance of the shares was made pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act. As of the date of this Annual Report, the $2.5M Streeterville note and accrued interest has been repaid in full.

Director and Executive Officer Adoption, Modification or Termination of 10b5-1 Plans in Fiscal Quarter Ended April 30, 2026

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

During fiscal quarter ended April 30, 2026, none of our Section 16 officers adopted Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K of the Exchange Act), and no plans were modified or terminated during such period.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

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

Our Board of Directors is divided into three classes as nearly equal in size as is practicable. The composition of the Board of Directors is as follows:

•	Class I, which consists of Brian Szymczak and Bruce Bent, whose terms will expire at our annual meeting of shareholders to be held on or before April 30, 2026;

•	Class II, which consists of David R. Wells, whose terms will expire at our annual meeting of shareholders to be held on or before April 30, 2028; and

•	Class III, which consists of Andrew Simpson, whose term will expire at our annual meeting of shareholders to be held on or before April 30, 2029.

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

The following table sets forth certain information regarding our executive officers and directors of the Company:

Board of Directors and Executive Officers

Name	Age	Position
Andrew Simpson	58	President, Chief Executive Officer and Chairman of the Board of Directors
Danielle Watson	44	Chief Financial Officer, Treasurer, and Interim Secretary
Bruce Bent*	70	Director
David R. Wells*	63	Director
Brian Szymczak*	53	Director

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

Danielle Watson — Chief Financial Officer, Treasurer, and Interim Secretary

Since April 2022, Danielle Watson has served as our Chief Financial Officer. Prior to her appointment to Chief Financial Officer, Ms. Watson, a CPA, served as the Company’s Financial Controller since November 2021. Ms. Watson brings over 20 years of financial experience to her role. Before joining the Company, Ms. Watson held senior leadership roles at Moss Adams, LLP from November 2007 to November 2021 where she provided audit and assurance services to both public and privately held companies with an emphasis in financial reporting, consolidations, strategic planning, purchase price accounting, and SEC reporting. Ms. Watson earned her Bachelor of Science, with a double concentration in accounting and finance from Texas Christian University and her Master of Science in accounting from the University of Texas at Arlington and is an active Certified Public Accountant in Texas.

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

David R. Wells — Director

Since December 2022, David R. Wells, has served as a director of our Company. In May 2026 Mr. Wells was appointed as the Chief Financial Officer and a Director of Functional Brands Inc, a leading innovator in wellness and performance products. From August 2023 to May 2025, Mr. Wells served as the Chief Financial Officer of Envoy Medical, Inc., a publicly traded medical device company in the hearing health space. Also, Mr. Wells is a partner of Atlas Bookkeeping, LLC, a technology based financial services firm providing bookkeeping and reporting for emerging growth and small cap public and privately held companies, which he founded in October 2022. Prior to that, Mr. Wells served as the Chief Financial Officer of GHS Investments, LLC, a privately held “super value” fund focused on small to mid-cap companies, from June 2021 to September 2022, and served as the Chief Financial Officer of ENDRA Life Sciences Inc., a publicly traded clinical diagnostics technology company, initially on an interim basis beginning in May 2014, and on a continuing basis beginning in 2017 until June 2021. Mr. Wells was the founder of Wells Compliance Group, a technology-based services firm supporting the financial reporting needs of publicly traded companies and privately held firms whose investor or shareholder base required timely GAAP-compliant financial reporting. During his time at StoryCorp Consulting, Inc. (d/b/a/ Wells Compliance Group) from September 2009 to June 2021, Mr. Wells consulted with several emerging growth publicly traded companies. He possesses over 30 years of experience in finance, operations and administrative positions. Mr. Wells holds an MBA from Pepperdine University and a BS in Finance and Entrepreneurship from Seattle Pacific University.

Board Membership Qualifications: Our Board of Directors has concluded that Mr. Wells' extensive experience with public company accounting and financial matters, capital markets and corporate governance provides valuable knowledge to our Board of Directors.

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

Board Meetings and Attendance

During Fiscal 2026, our Board of Directors held eleven meetings and also took action by written consent on other occasions. During Fiscal 2026, each of our current directors attended at least 75% of all Board meetings and the meeting of the committees on which such director served (during the period for which such director served).

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act, requires directors, officers and beneficial owners of more than 10% of our common stock (a “10% Stockholder”) to file reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on a review of those reports, all Section 16 reporting persons timely complied with all applicable Section 16(a) filing requirements during Fiscal 2026.

Policy Regarding Attendance at Annual Meetings of Stockholders

We do not have a policy with regard to board members’ attendance at annual meetings. We expect that our Chairman and one or more of the other directors will attend our annual meeting or stockholders or at any adjournment or postponement thereof.

Item 11. Executive Compensation.

2026 Summary Compensation Table

The following table sets forth summary compensation information for our named executive officers consisting of: our President, Chief Executive Officer and Chairman of the Board of Directors and our Chief Financial Officer and Treasurer (collectively, “named executive officers”). We had no other executive officers during Fiscal 2026 and Fiscal 2025. The following table includes all compensation earned by the named executive officers for the respective period, regardless of whether such amounts were actually paid during the applicable period.

				Option	Stock
Name and Position	Fiscal Years	Salary ($)	Bonus ($)	Awards ($)(1)	Awards ($)(2)	Total ($)
Andrew Simpson	2026	350,000	—	819,577	462,600	1,632,177
President, Chief Executive Officer and Chairman of the Board of Directors	2025	345,833	65,000	116,341	—	527,174
Mark Hilz (3)	2026	332,372	—	670,563	342,900	1,345,835
Chief Operating Officer and Secretary	2025	337,879	65,000	116,341	—	519,220
Danielle Watson	2026	205,000	—	74,507	39,300	318,807
Chief Financial Officer, Treasurer, and Interim Secretary	2025	203,674	30,000	23,268	—	256,942

(1)

Represents the full grant date value of the stock award or option grant, as applicable, calculated in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. Our policy and assumptions made in the valuation of share-based payments are contained in Note 6 Stock-based Compensation to our Fiscal 2026 financial statements. The value of option awards presented in the Summary Compensation Table reflects the grant date fair value of the awards and does not correspond to the actual value that will be recognized by the named executive officers.

(2)

The fair value of restricted stock units is estimated using the closing price of the Company’s Common Stock on the date of grant. The value of stock awards presented in the Summary Compensation Table reflects the grant date fair value of the awards and does not correspond to the actual value that will be recognized by the named executive officers.

(3)	Mr. Hilz ceased being our named executive officer due to his passing on April 1, 2026.

Named Executive Officer Employment Agreements

Employment Agreement with Andrew Simpson

On April 5, 2022, we entered into an employment agreement (the “Simpson Employment Agreement”) with Mr. Simpson, which automatically renews at the end of each one-year term unless otherwise terminated in accordance with its terms, and who currently has an annual salary of $350,000. If Mr. Simpson’s employment is terminated by us without “Just Cause” or by Mr. Simpson for “Constructive Termination” (each as defined in his employment agreement, subject to our right to cure), he will be entitled to termination benefits, pursuant to which we will pay Mr. Simpson certain accrued obligations and prior year bonus amounts, if any and we will continue to cover costs for Mr. Simpson’s health insurance and other benefits, if any, to which he may be entitled under our medical plans from the termination date through and inclusive of the lesser of twelve months or the period through the date on which he obtains other coverage. Mr. Simpson’s employment agreement contains covenants relating to certain restrictive covenants, such as a non-compete, a non-solicitation covenant restricting his ability to solicit employees of our Company, and the requirement that he devote his full time and attention to the business of our Company.

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

On July 9, 2025, a total of 68,750 restricted stock units were granted to Mr. Simpson, which will vest immediately upon the earlier of (i) FDA Device Clearance, (ii) FDA Cloud Platform and AI Clearance, or upon a change of control. On November 28, 2025, a total of 70,000 restricted shares of Common Stock were granted to Mr. Simpson, which will vest one-third on the one-year anniversary of the grant date, and one-twelfth of the shares will vest on each subsequent quarterly anniversary of the initial vesting date such that all shares shall fully vest on the three-year anniversary of the grant date. The shares will fully vest upon a change of control or upon the Company achieving $250,000 or more of revenue in any fiscal quarter ending after the grant date.

In connection with the Transactions, on June 22, 2026, the Company entered into an amendment (the “Simpson EA Amendment”) to the Simpson Employment Agreement with Mr. Simpson, to provide certain revisions to the definitions of “Just Cause” and “Constructive Termination”. In addition, effective as of the Closing, the term of the Simpson Employment Agreement will restart to commence as of the date of the Closing and will continue for one year thereafter, with the term automatically renewing for an additional one-year period at the end of the original one-year term and any additional one-year term, unless either the Company or Mr. Simpson gives written notice to the other party, at least 90 days prior to the end of the applicable term, of such party’s decision not to renew.

In connection with the execution of the Merger Agreement and subject to the Closing, the Compensation Committee of the Board (the “Compensation Committee”) granted an award of 425,000 restricted shares of Common Stock (the “Shares”) to Mr. Simpson under the 2023 Equity Incentive Plan as a retention bonus in connection with the Transactions to lead the Company’s and the Merger Sub’s efforts to close the Transactions and to lead the current legacy business of the Company after the Closing, and to provide public-company, SEC-reporting and capital-markets guidance and transition support to the Company following the Closing. The Shares will be non-voting until they vest. The Shares were issued on June 22, 2026, before the signing of the Merger Agreement. The vesting of such restricted shares is subject to the Conditions (as defined below).

The Shares shall vest in full subject to the satisfaction of all of the following conditions (the “Conditions”): (i) occurrence of the Closing and (ii)(x) one-fourth of the Shares shall vest on the three-month anniversary of the date of the Closing (the “Initial Vesting Date”) and (y) thereafter, one-fourth of the Shares shall vest on each subsequent three-month anniversary of the Initial Vesting Date (each an “Additional Initial Vesting Date” and together with the Initial Vesting Date, the “Vesting Dates”), such that all of the Shares shall fully vest on the one-year anniversary of the date of the Closing, in each case provided that Mr. Simpson is continuously employed in any capacity by the Company or any of its subsidiaries from the date of the Closing through each applicable Vesting Date (except as provided herein). If Mr. Simpson is terminated or otherwise let go by the Company or any of its subsidiaries without Just Cause (as defined in the Simpson Employment Agreement, as amended by the Simpson EA Amendment), if the Simpson Employment Agreement is terminated by the Company without Just Cause, or if the Simpson Employment Agreement is terminated by Mr. Simpson for Constructive Termination (as defined in the Simpson Employment Agreement, as amended by the Simpson EA Amendment), then all of the Shares shall fully vest immediately as of such date of Mr. Simpson’s termination or cessation of services or the expiration or termination of the Simpson Employment Agreement, as applicable; provided, however, that (A) no acceleration of vesting shall occur if Mr. Simpson’s employment is terminated for Just Cause or for Excessive Absence (as defined in the Simpson Employment Agreement), in which case any unvested Shares shall be forfeited and returned to the Company for cancellation, and (B) if Mr. Simpson voluntarily resigns or otherwise voluntarily departs from the Company (other than as a result of any termination of the Simpson Employment Agreement by Mr. Simpson for Constructive Termination or the expiration of the Simpson Employment Agreement), such voluntary resignation or voluntary termination shall not be deemed to satisfy the continued-employment requirement with respect to the applicable Vesting Date and the applicable portion of the Shares shall not vest. In addition, in the event of a Change of Control (as defined in the Simpson Employment Agreement) other than as a result of the Closing, 100% of any unvested Shares shall immediately become fully vested.

The Compensation Committee also determined that all of the performance-based criteria for a discretionary cash bonus of $250,000 previously awarded to Mr. Simpson, which is payable upon the closing of a change of control transaction involving HeartSciences, shall be fully satisfied upon the consummation of the Closing, subject to Mr. Simpson’s continued employment through the Closing. Upon the consummation of the Closing, HeartSciences will promptly pay such cash bonus to Mr. Simpson.

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

On July 9, 2025, a total of 56,250 restricted stock units were granted to Mr. Hilz, which will vest immediately upon the earlier of (i) FDA Device Clearance, (ii) FDA Cloud Platform and AI Clearance, or upon a change of control (the “July 2025 Hilz RSUs”).  On December 11, 2025, a total of 45,000 restricted stock units were granted to Mr. Hilz, which will vest one-third on the one-year anniversary of the grant date, and one-twelfth of the shares will vest on each subsequent quarterly anniversary of the initial vesting date such that all shares shall fully vest on the three-year anniversary of the grant date (the “December 2025 Hilz RSUs” and collectively with the July 2025 Hilz RSUs, the “Hilz RSUs”). The December 2025 Hilz RSUs will fully vest upon a change of control or upon the Company achieving $250,000 or more of revenue in any fiscal quarter ending after the grant date.

Mr. Hilz ceased being our named executive officer due to his passing on April 1, 2026

On June 23, 2026, the Company’s Board of Directors deemed that the execution of the Merger Agreement satisfied the vesting conditions of the Hilz RSUs and the Hilz RSUs subsequently passed to his estate pursuant to intestate succession.

Employment Agreement with Danielle Watson

On October 15, 2021, we entered into an employment agreement with Ms. Watson, effective as of November 4, 2021 (the “Watson EA”), who currently has an annual salary of $205,000 and participation in the Company’s equity incentive plan, along with health insurance and other Company benefits. Ms. Watson’s employment with us constitutes “at-will” employment, and therefore is for an unspecified duration and she may terminate her employment at any time, for any reason, with or without cause and with or without notice. Likewise, we may terminate her employment at any time, for any reason, with or without cause and with or without notice. Ms. Watson’s employment agreement contains certain covenants relating to restrictive covenants, such as a non-compete, a non-solicitation covenant restricting her ability to solicit employees of our Company, and the requirement that she devote her full time and attention to the business of our Company.

On December 3, 2025, a total of 15,000 restricted stock units were granted to Ms. Watson, which will vest one-third on the one-year anniversary of the grant date, and one-twelfth of the shares will vest on each subsequent quarterly anniversary of the initial vesting date such that all shares shall fully vest on the three-year anniversary of the grant date. The shares will fully vest upon a change of control or upon the Company achieving $250,000 or more of revenue in any fiscal quarter ending after the grant date

Effective as of July 7, 2026, the Company entered into an amendment to the Watson EA (the “Watson EA Amendment”), to provide that if Ms. Watson’s employment is terminated by the Company without “Cause” or by Ms. Watson for “Good Reason” (each as defined in the Watson EA Amendment, subject to the Company’s right to cure), she would be entitled to (i) a severance payment equal to six months of her salary payable in one lump sum and (ii) acceleration of the vesting of any unvested equity awards granted to her prior to the Closing Date. Such severance payment shall be subject to Ms. Watson’s delivery to the company and timely execution and non-revocation of a standard release of claims in favor of the Company, its affiliates and their respective officers.

In addition, the Compensation Committee approved a discretionary cash bonus of $50,000 to Ms. Watson, of which up to $30,000 is payable after the filing by the Company of the Proxy Statement relating to the Transactions and $20,000 of which is payable immediately upon the Closing, in each case as determined by the Company’s then current Chief Executive Officer and/or any member of the Compensation Committee in their discretion.

Effective as of July 7, 2026, the Compensation Committee granted an award of 25,000 restricted stock units of the Company (the “Watson RSUs”) to Ms. Watson under the 2023 Equity Incentive Plan. The Watson RSUs shall vest in full subject to the satisfaction of all of the following conditions: (i) occurrence of the Closing and (ii)(x) one-fourth of the Watson RSUs shall vest on the Initial Vesting Date and (y) thereafter, one-fourth of the Watson RSUs shall vest on each subsequent Additional Initial Vesting Date, such that all of the Watson RSUs shall fully vest on the one-year anniversary of the date of the Closing, in each case provided that Ms. Watson is continuously employed in any capacity by the Company or any of its subsidiaries from the date of the Closing through each applicable Vesting Date (except as provided herein). If Ms. Watson is terminated by the Company or any of its subsidiaries without Cause (as defined in the Watson EA as amended by the Watson EA Amendment (the “Amended Watson EA”)) but not including death or Disability (as defined in Amended Watson EA)) or if the Amended Watson EA is terminated by Ms. Watson for Good Reason (as defined in the Amended Watson EA), in such event all of the Watson RSUs shall fully vest  immediately as of such date of her termination, cessation of services or termination of the Amended Watson EA, as applicable; provided that (A) no acceleration shall occur if Ms. Watson’s employment is terminated for Cause, in which case any unvested Watson RSUs shall be forfeited and canceled for no consideration, and (B) if Ms. Watson voluntarily resigns or otherwise voluntarily departs (other than as a result of any termination of the Amended Watson EA by Ms. Watson for Good Reason) from the Company or any of its subsidiaries (as applicable), such voluntary resignation or voluntary termination (other than as a result of any termination of the Amended Watson EA by Ms. Watson for Good Reason) shall not be deemed to satisfy this requirement with respect to the applicable Vesting Date and the applicable portion of the Watson RSUs shall not vest. In addition, in the event of a Change of Control (as defined in the Amended Watson EA) other than as a result of the Transactions, 100% of any unvested Watson RSUs shall immediately become fully vested.

2026 Outstanding Equity Awards at Fiscal Year End

The following table shows outstanding option awards granted to our named executive officers as of April 30, 2026:

	Option Awards				Stock Awards
	Number of	Number of				Market
	Securities	Securities			Number of	Value of
	Underlying	Underlying			Shares or Units	Shares or Units
	Unexercised	Unexercised	Option	Option	of Stock that	of Stock that
	Options (#)	Options (#)	Exercise	Expiration	Have Not	Have Not
Name / Grant Date	Vested (1)	Unvested (1)	Price ($)	Date	Vested (#)	Vested ($)
Andrew Simpson
May 1, 2016	190	—	1,221	1- May-26	—	—
September 1, 2019	303	—	129	1- Sep-29	—	—
November 6, 2020	265	—	116	6- Nov-30	—	—
March 1, 2022	265	—	347	1- Mar-32	—	—
March 20, 2023	3,000	—	97	20- Mar-33	—	—
January 16, 2025	10,000	35,000	3.33	16- Jan-35	—	—
July 9, 2025	—	275,000	4.37	9- Jul-35	68,750	275,000
November 28, 2025	—	—	—	—	70,000	187,600
Mark Hilz
May 1, 2016	190	—	1,221	1- May-26	—	—
September 1, 2019	303	—	129	1- Sep-29	—	—
November 6, 2020	265	—	116	6- Nov-30	—	—
March 1, 2022	265	—	347	1- Mar-32	—	—
March 20, 2023	3,000	—	97	20- Mar-33	—	—
January 16, 2025	10,000	35,000	3.33	16- Jan-35	—	—
July 9, 2025	—	225,000	4.37	9- Jul-35	56,250	225,000
December 11, 2025	—	—	—	—	45,000	117,900
Danielle Watson
February 1, 2022	46	—	347	1- Feb-32	—	—
March 1, 2022	46	—	347	1- Mar-32	—	—
March 20, 2023	750	—	97	20- Mar-33	—	—
January 16, 2025	2,000	7,000	3.33	16- Jan-35	—	—
July 9, 2025	—	25,000	4.37	9- Jul-35	—	—
December 11, 2025	—	—	—	—	15,000	39,300

(1)	Represents options to purchase shares of Common Stock.

Non-Employee Director Compensation

The following table sets forth a summary of compensation for Fiscal 2026 that the we paid to our non-employee director. We do not sponsor a non-equity incentive plan or a non-qualified deferred compensation plan for our directors; therefore, these columns have been omitted from the following table.

	Fees Earned or
	Paid in Cash	Option Awards	Stock Awards	Total
Name	($)(1)	($)(2)	($)(3)	($)(4)
Bruce Bent	60,000	15,512	47,550	123,062
Brian Szymczak	57,500	15,512	35,100	108,112
David R. Wells	57,500	15,512	47,550	120,562

(1)	This column represents the amounts paid in cash to each director which was paid or accrued in Fiscal 2026.

(2)

The amounts in this column reflect the aggregate grant date fair value of stock options and restricted stock units granted in Fiscal 2026 to each director calculated in accordance with FASB ASC Topic 718. See Note 6 Stock-based Compensation to our financial statements included in this Annual Report on Form 10-K for a discussion of all assumptions made in the calculation of these amounts.

(3)	The fair value of restricted stock units is estimated using the closing price of the Company’s Common Stock on the date of grant. The value of stock awards presented reflects the grant date fair value of the awards and does not correspond to the actual value that will be recognized by the named directors.

(4)	The dollar value in this column for each director represents the sum of all compensation reflected in the previous columns.

The following table shows outstanding vested and unvested option awards (represented by the number of shares of Common Stock such awards entitle the holder to purchase) held by our directors as of April 30, 2026:

	Vested	Unvested	Unvested	Total
Name	Option Awards	Option Awards	Stock Awards	Awards
Bruce Bent	25,269	6,250	15,000	46,519
Brian Szymczak	25,404	6,250	15,000	46,654
David R. Wells	25,250	6,250	15,000	46,500

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

On July 9, 2025, our Board of Directors approved an amendment to the Equity Incentive Plan to increase the maximum aggregate number of shares of our Common Stock that may be issued under the Equity Incentive Plan to 1,000,000 shares of Common Stock (the “Plan Shares Increase Amendment”). The Plan Shares Increase Amendment was approved by the Company’s shareholders at the Annual Meeting held on April 30, 2026.

On December 3, 2025, our Board of Directors approved Plan Amendment No. 3 to further increase the maximum aggregate number of shares of our common stock reserved for issuance under the Plan from 1,000,000 shares of our common stock plus the Evergreen Shares, collectively to 1,250,000 shares of our common stock plus the Evergreen Shares, including shares previously issued under the Plan, subject to stockholder approval. Such Plan amendment was approved at the annual shareholder meeting held on April 30, 2026.

On June 22, 2026, in connection with the execution of the Merger Agreement, the Board approved Amendment No. 4 to the 2023 Equity Incentive Plan to increase the maximum aggregate number of shares of Common Stock that may be issued under the plan by an additional 475,000 shares and the Evergreen Shares (as provided in such amendment) (the “Plan Amendment”). The Plan Amendment is subject to approval of the Company’s shareholders and shall be considered and voted upon by the Company’s shareholders as part of the Stockholder Proposals to be submitted to the Company’s shareholders in connection with Merger Agreement.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding beneficial ownership of our Common Stock and Series C Preferred Stock as of July 20, 2026 by:

•	each person, or group of affiliated persons, known to us to be the beneficial owner of more than 5% of our outstanding Common Stock or Series C Preferred Stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares of capital stock indicated. Shares of capital stock that are issuable upon (i) the conversion of Series C Preferred Stock or (ii) the exercise of options or warrants exercisable within 60 days after July 20, 2026, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such Series C Preferred Stock, options or warrants, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

We are not controlled by another corporation, by any foreign government or by any natural or legal persons and except for the transactions contemplated by the Merger agreement, there are no arrangements known to us which would result in a change in control of our Company at a subsequent date. Except as indicated in footnotes to this table, we believe that the shareholders named in this table have sole voting and investment power with respect to all shares shown to be beneficially owned by them, based on information provided to us by such shareholders. Unless otherwise noted below, each beneficial owner’s address is c/o HeartSciences Inc., 550 Reserve Street, Suite 360, Southlake, Texas 76092.

The percentage of beneficial ownership in the table below is based on 3,899,491 shares of our Common Stock, 380,440 shares of Series C Preferred Stock, and 425,836 shares of Series D Preferred Stock outstanding as of July 20, 2026.

	Beneficial Ownership
	Number of Shares (1)		Percentages (2)
		Series C		Series C	Combined
Name of Beneficial Owner	Common Stock	Preferred Stock	Common Stock	Preferred Stock	Voting Power (3)
Holders of 5% or more of each class of our securities:
Front Range Ventures, LLC (4)	116,093	148,213	2.9%	39.0%	2.7%
Ephraim Fields	265,218	—	6.8%	—%	6.3%

Directors and executive officers:
Andrew Simpson, President, CEO, and Chairman (5)	92,959	6,117	2.3	1.6%	2.2%
Danielle Watson, CFO & Treasurer (6)	2,842	—	*	—	*
Bruce Bent, Director (7)	25,286	—	*	—	*
Brian Szymczak, Director (8)	25,722	400	*	*	*
David R. Wells, Director (9)	25,250	—	*	—	*
All directors and executive officers as a group (6 persons):	172,059	6,517	4.3%	1.7%	4.0%

* Less than 1%.

(1)	For each person named in the table, the total number of shares of capital stock beneficially owned by such person to the best knowledge of the Company, is listed opposite of such person's name.

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

(4)

Front Range Ventures, LLC’s (“FRV”) sole member is the L. Lee Stryker Irrevocable Trust U/A/D 09/10/1974. Bohemian Asset Management, Inc. who has voting and dispositive power with respect to the shares of our Common Stock on behalf of the L. Lee Stryker Irrevocable Trust U/A/D 09/10/1974. Includes (i) 114,941 shares of our Common Stock issuable upon conversion of 148,213 shares of our Series C Preferred Stock; and (ii) 1,076 shares of our Common Stock issuable upon exercise of $1M Lender Warrants.

(5)

Includes (i) 4,743 shares of our Common Stock issuable upon conversion of 6,117 shares of Series C Preferred Stock; (ii) 1 share of our Common Stock issuable upon exercise of $1.5M Lender Warrants; (iii) options to purchase 13,883 shares of our Common Stock, which were issued as compensation for services rendered to the Company as its Chairman of the Board of Directors, and (iv) 70,000 restricted shares of our Common Stock with the power to vote, or to direct voting, of such security. The 70,000 restricted shares shall vest one-third on the one-year anniversary of the grant date, and one-twelfth of the shares will vest on each subsequent quarterly anniversary of the initial vesting date such that all shares shall fully vest on the three-year anniversary of the grant date.

(6)	Includes options to purchase 2,842 shares of our Common Stock issued as compensation for services as an officer of the Company.

(7)

Includes (i) 17 shares of our Common Stock held by Mr. Bent’s spouse and (ii) 25,269 shares of our Common Stock issuable upon exercise of options issued as compensation for services rendered to the Company.

(8)

Includes (i) 310 shares of our Common Stock issuable upon conversion of 400 shares of Series C Preferred Stock held jointly with Mr. Szymczak’s spouse; (ii) 1 share of our Common Stock issuable upon exercise of $1.5M Lender Warrants; and (iii) 25,350 shares of our Common Stock issuable upon exercise of options issued as compensation for services rendered to the Company.

(9)	Includes 25,250 shares of our Common Stock issuable upon exercise of options issued as compensation for services rendered to the Company.

Equity Compensation Plan Information

The following table reflects the number of shares of our Common Stock issuable upon the exercise of awards granted under our equity compensation plans approved and not approved by shareholders and the weighted average exercise price for such awards as of April 30, 2026.

Number of shares
	Number of shares		remaining available
	of Common Stock		for issuance under
	to be issued upon	Weighted Average	equity compensation plans
	exercise of outstanding	Exercise Price of	(excluding the shares
Name of Plan	options, RSUs and rights	Outstanding Options ($)(2)	reflected in column (1)
Equity compensation plans approved by security holders (1)	1,151,315	$5.35	1,102,178
Equity compensation plans not approved by security holders	—	—	—
Total (1)	1,151,315	$5.35	1,102,178

(1) Represents securities issued under our Equity Incentive Plan. Includes issued RSUs and restricted stock awards.

(2) Weighted average exercise price relates to outstanding options granted under our Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a description of transactions or series of transactions since the beginning of Fiscal 2026 to which we were or will be a party, in which:

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

The loan had an original maturity date of September 30, 2021, which was amended in September 2021 making the note repayable on demand. The loan was amended again in November 2021, extending the maturity to September 30, 2022; further amended in May 2022 to extend the maturity to September 30, 2023; amended again in January 2023 to (i) further extend the maturity date of the FRV Note to September 30, 2024, on which date the principal amount and all accrued interest thereon would be due and payable; and (ii) amend the dates on which principal and accrued interest was due under the JQA Note, such that interest accrued since June 28, 2022 would be due and payable on September 30, 2023, and the principal amount together with all accrued interest after September 30, 2023 would be due and payable on March 31, 2024.

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

On August 19, 2024, the Company and FRV entered into Amendment No. 6 to the Loan and Security Agreement to further extend the maturity date of the FRV Note to September 30, 2025 and pay the outstanding accrued interest as follows: (i) a payment of all accrued interest outstanding within five (5) business days of execution of the agreement; (ii) a payment of accrued interest on September 30, 2024 and (iii) thereafter all accrued interest due shall be payable at maturity. The Company may elect to repay all or any part of the FRV Note, as amended, in its sole discretion at any time prior to the extended maturity date, provided such repayment shall not be less than $50,000 and shall first be applied to accrued interest and thereafter to outstanding principal. During the year ended April 30, 2026, the Company paid approximately $305,000 in accrued interest to FRV.

On September 26, 2025, the Company and FRV entered into Amendment No. 7 of the Loan and Security Agreement to further extend the maturity date to September 30, 2026 and pay the outstanding accrued interest as follows: (i) a payment of accrued interest on or before September 30, 2025 and (ii) thereafter all accrued interest due shall be payable at maturity. The Company may elect to repay all or any part of the FRV Note, as amended, in its sole discretion at any time prior to the extended maturity date, provided such repayment shall not be less than $50,000 and shall first be applied to accrued interest and thereafter to outstanding principal. In October 2025, the Company paid approximately $61,000 in accrued interest to FRV.

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

Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance — Director Independence” above.

Item 14. Principal Accounting Fees and Services.

The following table represents aggregate fees billed to during Fiscal 2026 and Fiscal 2025, by Haskell & White LLP, our independent registered public accounting firm.

	Year Ended April 30,
	2026	2025
Audit Fees (1)	$126,000	$96,000
Audit Related Fees (2)	$72,700	$87,000
Total Fees	$198,700	$183,000

(1)

Audit fees relate to professional services rendered in connection with the audit of the Company's annual financial statements, quarterly review of financial statements and audit services provided in connection with other statutory and regulatory filings.

(2)	Fees related to additional registration filings.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a)	List of the following documents filed as a part of the report:

(1) Financial Statements (Included in Item 8 of this Annual Report)

The financial statements of the Company included in this Annual Report include:

•	Balance Sheets as of April 30, 2026 and 2025

•	Statements of Operations for the years ended April 30, 2026 and 2025

•	Statement of Stockholders’ Equity for the years ended April 30, 2026 and 2025

•	Statements of Cash Flows for the years ended April 30, 2026 and 2025

•	Notes to the Financial Statements

(2) Financial Statement Schedules

All schedules have been omitted since they are either not applicable or the information is contained elsewhere in this Annual Report.

b)	Exhibits

Exhibit Number	Exhibit Description
1.1

Underwriting Agreement dated June 15, 2022 by and between the Company and The Benchmark Company, LLC (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the SEC on June 15, 2022)

1.2

Equity Distribution Agreement, dated as of September 18, 2023 by and between the Company and Maxim Group LLC (incorporated by reference to Exhibit 1.2 to the Company's Registration Statement on Form S-3, filed with the SEC on September 18, 2023)

1.3

Amendment No. 1 to Equity Distribution Agreement dated November 9, 2023 by and between the Company and Maxim Group LLC (incorporated by referred to Exhibit 1.1 to the Company's Current Report on Form 8-K, filed with the SEC on November 13, 2023)

1.4

Amendment No. 2 to Equity Distribution Agreement dated November 17, 2023 by and between the Company and Maxim Group LLC (incorporated by reference to Exhibit 1.3 to the Company's Current Report on Form 8-K filed with the SEC on November 17, 2023)

1.5	Amendment No. 3 to Equity Distribution Agreement dated August 3, 2025 by and between the Company and Maxim Group LLC (incorporated by reference to Exhibit 1.4 to the Company's Current Report on Form 8-K, filed with the SEC on August 4, 2025.
1.6

Engagement Agreement, dated as of October 17, 2024, by and between the Company and Digital Offering, LLC (incorporated by reference to Exhibit 1.1 to the Company's Offering Statement on Form 1-A/A, filed with the SEC on March 3, 2025)

1.7

Form of Selling Agency Agreement with Digital Offering, by and between the Company and Digital Offering, LLC (incorporated by reference to Exhibit 1.2 to the Company's Offering Statement on Form 1-A/A, filed with the SEC on March 3, 2025)

1.8

First Amendment to Selling Agency Agreement with Digital Offering, by and between the Company and Digital Offering, LLC dated March 10, 2025 (incorporated by reference to Exhibit 56 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on March 13, 2025)

2.1+	Merger Agreement, dated June 23, 2026, by and among the Company, Fortitude Mining Holdings, Inc., Fortitude Mining HoldCo, LLC and Cordis Acquisition, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 23, 2026)
3.1	Amended and Restated Certificate of Formation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, filed with the SEC May 17, 2022)
3.2

Certificate of Designations, Number, Voting Power, Preferences and Rights of Series C Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, filed with the SEC on May 17, 2022)

3.3	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1, filed with the SEC on May 17, 2022)
3.4	Third Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on July 1, 2025)

3.5

Form of Certificate of Amendment to Amended and Restated Certificate of Formation of the Company (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Company's Registration Statement on Form S-1, filed with the SEC on June 6, 2022)

3.6

Certificate of Amendment to Amended and Restated Certificate of Formation of the Company as amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 23, 2022)

3.7

Certificate of Amendment to the Amended and Restated Certificate of Formation, dated as of May 6, 2024 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 6, 2024)

3.8

Certificate of Amendment to the Amended and Restated Certificate of Formation of the Company, dated as of October 10, 2024 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on October 18, 2024)

3.9

Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 28, 2025)

4.1

Form of Registration Rights Agreement by and between the Company and Buyers listed as signatories thereto, dated December 22, 2021 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, filed with the SEC on May 17, 2022)

4.2	Form of Bridge Warrant (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1, filed with the SEC on May 17, 2022)
4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-1 filed May 17, 2022)
4.4	Form of $1M Lender Warrant and $1.5M Lender Warrant (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-1, filed with the SEC on May 17, 2022)
4.5	Form of Investor Warrant (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-1, filed with the SEC on May 17, 2022)
4.6	Representative’s Warrant Agreement issued June 17, 2022 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 23, 2022)
4.7

Warrant Agent Agreement dated June 17, 2022 by and between the Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed with the SEC on June 23, 2022)

4.8	Form of Certificated Warrant (incorporated by reference to Exhibit 4.10 to Amendment No. 2 to the Company's Registration Statement on Form S-1, filed with the SEC on June 10, 2022)
4.9	Amendment No. 1 to Bridge Warrants dated September 8, 2022 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2022)
4.10	Form of Amendment No. 2 to Bridge Warrants dated February 3, 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 3, 2022)
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

4.13	Form of Warrant to Purchase Common Stock dated September 7, 2023 (incorporated by reference to Exhibit 4.1 the Company's Current Report on Form 8-K, filed with the SEC on September 7, 2023)
4.14	Form of Pre-Funded Purchase Warrant dated as of September 20, 2023 (incorporated by reference to Exhibit 4.1 the Company's Current Report on Form 8-K, filed with the SEC on September 21, 2023)
4.15	Form of Common Stock Warrant dated September 20, 2023 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed with the SEC on September 21, 2023)
4.16	Form of Common Warrant (incorporated by reference to Exhibit 3.17 to the Company's Offering Statement on Form 1-A/A, filed with the SEC on March 3, 2025)
4.17	Form of Selling Agent's Warrant (incorporated by reference to Exhibit 3.18 to the Company's Offering Statement on Form 1-A/A, filed with the SEC on March 3, 2025)

4.18	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Company's Offering Statement on Form 1-A/A, filed with the SEC on March 3, 2025)
4.19	Form of Escrow Agreement (incorporated by reference to Exhibit 8.1 to the Company's Offering Statement on Form 1-A/A, filed with the SEC on March 3, 20225)
4.20*	Description of Securities
10.1

MyoVista Technology Agreement, by and between the Company and Guangren “Gary” Chen, dated December 31, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, filed with the SEC on May 17, 2022)

10.2

First Amendment of MyoVista Technology Agreement by and between the Company and Guangren “Gary” Chen, dated March 13, 2017 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, filed with the SEC on May 17, 2022)

10.3

Master Assignment by and between the Company and Guangren “Gary” Chen, dated January 1, 2014 (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, filed with the SEC on May 17, 2022)

10.4

Security Agreement and Pledge by and between the Company and Guangren “Gary” Chen, dated March 14, 2014 (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, filed with the SEC on May 17, 2022)

10.5

Evaluation, Option and License Agreement by and between the Company and The University Court of The University of Glasgow, dated June 2, 2015 (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, filed with the SEC on May 17, 2022)

10.6

Exercise of Option Agreement by and between the Company and The University Court of The University of Glasgow, dated December 23, 2015 (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, filed with the SEC on May 17, 2022)

10.7

$130K Note by and between the Company and Front Range Ventures, LLC, dated August 12, 2019 (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, filed with the SEC on May 17, 2022)

10.8

$1M Loan and Security Agreement by and among the Company and Front Range Ventures, LLC and John Q. Adams, Sr., dated April 24, 2020 (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, filed with the SEC on May 17, 2022)

10.9

Amendment No. 1 to the $1M Loan and Security Agreement, dated September 30, 2021 (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, filed with the SEC on May 17, 2022)

10.10

Amendment No. 2 to the $1M Loan and Security Agreement, dated November 3, 2021 (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, filed with the SEC on May 17, 2022)

10.11	Form of $1.5M Note (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, filed with the SEC on May 17, 2022)
10.12

Form of Amendment No. 1 to the Form of $1.5M Note by and among the Company and the Requisite Noteholders, dated November 2, 2021 (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, filed with the SEC on May 17, 2022)

10.13

Form of Securities Purchase Agreement by and between the Company and Purchasers listed as signatories thereto, dated December 22, 2021 (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, filed with the SEC on May 17, 2022)

10.14	Form of Bridge Note (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, filed with the SEC on May 17, 2022)
10.15

FRV Side Letter by and between the Company and Front Range Ventures, LLC, dated April 10, 2019 (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company's Registration Statement on Form S-1, filed with the SEC on June 6, 2022)

10.16†

Employment Agreement by and between the Company and Andrew Simpson, dated April 5, 2022 (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1, filed with the SEC on May 17, 2022)

10.17

Form of Amendment No. 3 to the $1M Loan and Security Agreement, dated May 2022 (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1, filed with the SEC on May 17, 2022)

10.18

Form of Amendment No. 2 to the Form of $1.5M Note by and among the Company and the Requisite Noteholders, dated May 2022 (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1, filed with the SEC on May 17, 2022)

10.19†

Form of Time-Based Vesting Nonstatutory Stock Option Agreement of the Company (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1, filed with the SEC on May 17, 2022)

10.20†

Form of Performance-Based Vesting Nonstatutory Stock Option Agreement of the Company (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1, filed with the SEC on May 17, 2022)

10.21

Amendment No. 4 to the $1M Loan and Security Agreement, dated January 24, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 24, 2023)

10.22

Purchase Agreement, dated as of March 10, 2023, by and between the Company and Lincoln Park (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on March 10, 2023)

10.23

Registration Rights Agreement, dated as of March 10, 2023, by and between the Company and Lincoln Park (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on March 13, 2023)

10.24†	Heart Test Laboratories, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on March 16, 2023)
10.25†

Form of the Company’s Incentive Stock Option Agreement under the Company’s 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on March 23, 2023)

10.26†

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

10.28†	Amendment No. 2 to the HeartSciences Inc. 2023 Equity Incentive Plan (filed as Exhibit 10.1 on our Current Report on Form 8-K, filed with the SEC on July 14, 2025)
10.29

Amendment No. 2 License Agreement by and between the Company and The University Court of The University of Glasgow, dated March 31, 2023 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K, filed with the SEC on July 19, 2023)

10.30

Senior Unsecured Promissory Drawdown Loan Note by and among Heart Test Laboratories, Inc., and Matthews Southwest Holdings, Inc., dated September 6, 2023 and executed on September 7, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 7, 2023)

10.31

Securities Purchase Agreement, dated as of September 20, 2023, by and between the Company and Icahn School of Medicine at Mount Sinai (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.32

License: Pulmonary Embolism Detection From the Electrocardiogram Using Deep Learning (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.33	License: Deep Learning Algorithm to Predict PVC-Related Cardiomyopathy (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on September 21, 2023)
10.34

License: Deep Learning on ECGs to Derive Left and Right Ventricular Function (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.35

License: Prediction of right ventricular size and systolic function from the 12-lead ECG (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.36

License: Deep learning for electrocardiograms to identify left heart valvular dysfunction – aortic stenosis (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.37

License: Deep learning for electrocardiograms to identify left heart valvular dysfunction – mitral regurgitation (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.38

License: HeartBEiT: Vision Transformers improve diagnostic performance for electrocardiograms (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.39

License: Derivation of low Left Ventricular Ejection fraction based on a foundational vision transformer (HeartBEiT) (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.40

License: Diagnosis of Hypertrophic Cardiomyopathy using a model derived from a foundational vision transformer (HeartBEiT) (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.41

License: Diagnosis of STEMI using a model derived from a foundational vision transformer (HeartBEiT) (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.42	License: Electrocardiogram Deep Learning Interpretability Toolbox (incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K, filed with the SEC on September 21, 2023)
10.43	Amendment No. 5 to the $1M Loan and Security Agreement, dated September 29, 2023 (incorporated by reference to Exhibit 10.45 to the Company's Registration Statement on Form S-1 filed October 16, 2023)
10.44

Warrant Amendment, dated November 16, 2023, by and between the Company and Matthews Southwest Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on November 17, 2023)

10.45

Warrant Amendment, dated November 16, 2023, by and between the Company and John Q. Adams (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the SEC on November 17, 2023)

10.46†

Employment Agreement by and between the Company and Danielle Watson, dated October 15, 2021 (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1, filed with the SEC on October 16, 2023)

10.47

Amendment No. 6 to Loan and Security Agreement, by and between the Company and Front Range Ventures LLC dated August 19, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on August 19, 2024)

10.48

No. 2 Amended and Restated Secured Promissory Note, by and between the Company and Front Range Ventures LLC dated August 19, 2024 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on August 19, 2024)

10.49

Note Purchase Agreement, by and between the Company and Streeterville Capital, LLC dated September 6, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 10, 2024)

10.50	Purchase Note dated September 6, 2024 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on September 10, 2024)
10.51	Amendment No. 7 to Loan and Security Agreement by and between HeartSciences Inc. and Front Range Ventures LLC dated September 26, 2025 (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K, filed with the SEC on September 26, 2025)
10.52	No. 3 Amended and Restated Secured Promissory Note by and between HeartSciences Inc. and Front Range Ventures LLC dated September 26, 2025 (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 8-K, filed with the SEC on September 26, 2025)
10.53	Amendment No. 3 to the HeartSciences Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on November 28, 2025)
10.54	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on December 16, 2025)
10.55	Note Purchase Agreement, by and between the Company and Streeterville Capital, LLC dated January 13, 2026 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 13, 2026)
10.56	Promissory Note dated January 13, 2026 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on January 13, 2026
10.57	Amendment dated March 11, 2026 to Promissory Note dated September 6, 2024 issued by the Company to Streeterville Capital, LLC (incorporated by reference to Exhibit 10.57 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on March 16, 2026
10.58†	Amendment No. 1 to the Employment Agreement, dated as of June 22, 2026, by and between the Company and Andrew Simpson (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 26, 2026)
10.59†	Notice of Grant and Restricted Stock Award Agreement, dated as of June 22, 2026, by and between HeartSciences and Andrew Simpson (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on June 26, 2026
10.60	Form of Support Agreement between the Company and the parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 23, 2026)
10.61†	Amendment No. 1 to Employment Agreement, dated as of July 7, 2026, by and between the Company and Danielle Watson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 10, 2026)
10.62†	Restricted Stock Units Grant Notice and Restricted Stock Units Agreement, dated as of July 7, 2026, by and between the Company and Danielle Watson (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 10, 2026)
19.1*	Insider Trading Policy
21.1*	List of Subsidiaries of the Company
23.1*	Consent of Haskell & White LLP
24.1*	Power of Attorney (included on signature pages of this report)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	HeartSciences Inc. Compensation Recovery Policy
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith ** Furnished herewith
† Management contract or compensatory plan or arrangement
+ Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

Item 16. Form 10-K Summary

We have elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HeartSciences Inc.

Dated: July 23, 2026	By:	/s/ Andrew Simpson
	Name:	Andrew Simpson

	Title:	President, Chief Executive Officer, and Chairman of the Board of Directors
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Andrew Simpson and Danielle Watson and each or any one of them, each with full power of substitution and re-substitution, his true and lawful attorney-in-fact and agent, to sign any amendments to this report, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew Simpson	President, Chief Executive Officer and Chairman of the Board of Directors	July 23, 2026
Andrew Simpson	(Principal Executive Officer)

/s/ Danielle Watson	Chief Financial Officer, Treasurer, and Interim Secretary	July 23, 2026
Danielle Watson	(Principal Financial and Accounting Officer)

/s/ Bruce Bent	Director	July 23, 2026
Bruce Brent

/s/ David R. Wells	Director	July 23, 2026
David R. Wells

/s/ Brian Szymczak	Director	July 23, 2026
Brian Szymczak