Form 10-Q
period 2026-07-31
HeartSciences Inc.
filed 2026-09-14
CIK 1468492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

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

As of September 11, 2026, the registrant had 4,800,172 shares of Common Stock outstanding.

HEARTSCIENCES INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by terminology such as “may,” “will,” “should,” “expects,” “aims,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “intends,” or “continue,” or the negative of these terms or other comparable terminology. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and those risks identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2026 filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 23, 2026 (the “2026 Annual Report on Form 10-K”). Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Important factors that could cause actual results, developments and business decisions to differ materially from those anticipated in these forward-looking statements include, among other things:

●

the possibility that the Merger (as defined below) does not close when expected or at all because the conditions to closing are not satisfied on a timely basis or at all, including the failure to timely obtain stockholder approval for the proposed transaction from our stockholders, if at all;

●	the occurrence of any event, change, or other circumstances that could give rise to the right of one or both of the parties to terminate the Merger Agreement (as defined below);

●	the possibility that the anticipated benefits of the proposed Merger are not realized when expected or at all;

●	the possibility that the vision, goals, and trajectory of Fortitude (as defined below) and our Company are not timely achieved or realized or achieved or realized at all;

●	the possibility that the integration of the two companies may be more difficult, time-consuming, or costly than expected;

●	the possibility that the Transactions (as defined below) may be more expensive or take longer to complete than anticipated, including as a result of unexpected factors or events;

●	the diversion of our management's attention from ongoing business operations and opportunities and other factors that may affect future results of Fortitude or our Company;

●	our expectation regarding the sufficiency of our existing cash and cash equivalents to fund our current operations;

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

●	our ability to develop a cloud-based hardware agnostic platform and to develop and incorporate AI-ECG algorithms on that platform;

●	our ability to launch sales of MyoVista Insights™, and AI-ECG algorithms, the MyoVista wavECG, or any future potential products into the U.S.;

●	our assessment of the potential of MyoVista Insights™, and AI-ECG algorithms, the MyoVista wavECG device, and any future potential products;

●	our planned level of capital expenditures and liquidity;

●	our plans to continue to invest in research and development to develop technology for new products;

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

●	our ability to meet our expectations regarding the commercial supply of our current products and any future products;

●	our ability to retain key executives;

●	our ability to internally develop new inventions and intellectual property;

●	the overall global economic environment;

●	the ultimate impact of health epidemics, on our business, our clinical trials, our research programs, healthcare system or the global economy as a whole;

●	the impact of competition and new technologies;

●	general market, political and economic conditions in the countries in which we operate;

●	our ability to develop new product offerings and intellectual property;

●	changes in our strategy;

●	changes in our stock price, including before Closing; and

●	potential litigation.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, the “Company,” “we,” “us” and “our” refer to HeartSciences Inc. References to “Fiscal 2027” refer to the 12 months ending April 30, 2027 and references to “Fiscal 2026” refer to the 12 months ended April 30, 2026.

i

HEARTSCIENCES INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HeartSciences Inc.

Condensed Balance Sheets

	July 31,	April 30,
	2026	2026
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,906	$1,656,814
Inventory, net	402,989	655,629
Prepaid expenses	213,337	83,049
Deferred offering costs	125,162	147,062
Other current assets	40,374	40,374
Total current assets	811,768	2,582,928

Property and equipment, net	32,980	39,312
Capitalized software	989,689	715,191
Intangible assets, net	1,662,784	1,657,175
Right-of-use assets, net	239,871	268,067
TOTAL ASSETS	$3,737,092	$5,262,673

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable	$1,022,767	$318,327
Accrued expenses	263,448	432,454
Accrued interest expense	298,371	327,960
Operating lease liabilities, current portion	144,304	139,026
Current portion of notes payable	3,722,953	3,622,120
Other current liabilities	181,128	21,225
Total current liabilities	5,632,971	4,861,112

LONG-TERM LIABILITIES
Operating lease liabilities, long-term	137,266	175,501
Total long-term liabilities	137,266	175,501

TOTAL LIABILITIES	5,770,237	5,036,613

COMMITMENTS AND CONTINGENCIES (NOTE 2, 4-6, and 7)
STOCKHOLDERS' (DEFICIT) EQUITY
Series C convertible preferred stock, $0.001 par value, 20,000,000 shares authorized and 600,000 designated; 380,440 shares issued and outstanding as of July 31, 2026 and April 30, 2026.	380	380
Series D convertible preferred stock, $0.001 par value, 20,000,000 shares authorized and 4,285,714 designated; 425,264 shares issued and outstanding as of July 31, 2026 and 532,594 shares issued and outstanding at April 30, 2026.	426	533
Common stock, $0.001 par value, 500,000,000 shares authorized; 3,904,983 shares issued and outstanding as of July 31, 2026 and 3,188,380 shares issued and outstanding as of April 30, 2026.	3,904	3,188
Additional paid-in capital	86,403,999	85,491,469
Accumulated deficit	(88,441,854)	(85,269,510)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(2,033,145)	226,060
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$3,737,092	$5,262,673

The accompanying notes are an integral part of these condensed unaudited financial statements.

HeartSciences Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended July 31,
	2026	2025

Revenue	$2,100	$1,900

Cost of sales	760	760

Gross margin	1,340	1,140

Operating expenses:
Research and development	906,629	997,206
Selling, general and administrative	2,033,801	878,053
Total operating expenses	2,940,430	1,875,259

Loss from operations	(2,939,090)	(1,874,119)

Other income (expense)
Interest expense	(235,261)	(183,688)
Other income	2,007	2,813
Total other expense	(233,254)	(180,875)

Net loss	$(3,172,344)	$(2,054,994)

Net loss per share, basic and diluted	$(0.86)	$(1.58)

Weighted average common shares outstanding, basic and diluted	3,668,945	1,303,532

The accompanying notes are an integral part of these condensed unaudited financial statements.

HeartSciences Inc.

Condensed Statements of Stockholders' (Deficit) Equity (Unaudited)

Three Month Periods Ended July 31, 2026 and 2025

	Series C Convertible		Series D Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

BALANCE AT APRIL 30, 2026	380,440	$380	532,594	$533	3,188,380	$3,188	$85,491,469	$(85,269,510)	$226,060

Conversion of Series D Preferred Stock to Common Stock	—	—	(107,330)	(107)	107,330	107	—	—	—

Issuance of Common Stock for vested RSUs	—	—			101,250	101	187,208	—	187,309

Issuance of Common Stock upon exchange of accrued interest	—	—	—	—	78,103	78	163,939	—	164,017

Issuance of restricted shares to management	—	—	—	—	425,000	425	(425)	—	—

Issuance of Common Stock under ATM	—	—	—	—	4,920	5	10,228	—	10,233

Stock based compensation	—	—	—	—	—	—	551,580	—	551,580

Net loss	—	—	—	—	—	—	—	(3,172,344)	(3,172,344)

BALANCE AT JULY 31, 2026	380,440	$380	425,264	$426	3,904,983	$3,904	$86,403,999	$(88,441,854)	$(2,033,145)

BALANCE AT APRIL 30, 2025	380,440	$380	—	$—	1,119,107	$1,119	76,331,307	$(76,127,635)	$205,171

Issuance of Series D Preferred Stock and Warrants	—	—	1,317,689	1,317	—	—	3,795,059	—	3,796,376

Conversion of Seres D Preferred Stock to Common Stock	—	—	(887,788)	(887)	887,788	887	—	—	—

Issuance of Common Stock upon exchange of debt	—	—	—	—	274,159	275	1,019,725	—	1,020,000

Stock based compensation expense	—	—	—	—	—	—	174,558	—	174,558

Net loss	—	—	—	—	—	—	—	(2,054,994)	(2,054,994)

BALANCE AT JULY 31, 2025	380,440	$380	429,901	$430	2,281,054	$2,281	$81,320,649	$(78,182,629)	$3,141,111

The accompanying notes are an integral part of these condensed unaudited financial statements.

HeartSciences Inc.

Statements of Cash Flows (Unaudited)

	Three Months Ended
	July 31,
	2026	2025
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,172,344)	$(2,054,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,332	7,111
Amortization of debt discounts and deferred financing costs	100,833	109,950
Amortization - Right-of-use assets, operating lease	28,196	24,564
Stock-based compensation	738,889	174,558
Inventory write-down	251,880	—

Changes in current assets and liabilities:
Accounts receivable	—	4,350
Inventory	760	760
Prepaid and other current assets	67,790	(97,746)
Deferred offering costs	21,900	(224,900)
Accounts payable	704,440	(35,436)
Accrued liabilities	(34,578)	166,718
Lease liability, operating lease	(32,957)	(28,302)
Net cash used in operating activities	(1,318,859)	(1,953,367)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual property - intangibles	(5,609)	(814)
Capitalized software	(274,498)	—
Net cash used in investing activities	(280,107)	(814)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Series D Preferred Stock and warrants, net of issuance costs	—	3,796,376
Issuance of Common Stock, net of fees	10,233	—
Principal repayments on the $2.5M Streeterville Note	—	(100,000)
Repayments of financed insurance premiums	(38,175)	(48,062)
Net cash (used in) provided by financing activities	(27,942)	3,648,314

Net change in cash and cash equivalents during the period	(1,626,908)	1,694,133
Cash and cash equivalents, beginning of period	1,656,814	1,098,098
Cash and cash equivalents, end of period	$29,906	$2,792,231

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Issuance of Common Stock for Series D Preferred Stock conversions	$107	$887
Issuance of Common Stock for exchange of debt and accrued interest	$164,017	$1,020,000
Issuance of restricted shares to management	$425	$—
Issuance of Common Stock for vested RSUs	$101	$—
Financed insurance premiums	$198,078	$233,469

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

On  June 23, 2026, the Company and Cordis Acquisition, LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of the Company (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fortitude Mining Holdings, Inc., a Delaware corporation (“Seller”), Fortitude Mining HoldCo, LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Seller (“Fortitude”). The Merger Agreement provides that, subject to the satisfaction or waiver of certain closing conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), Merger Sub will merge with and into Fortitude, with Fortitude surviving the merger (the “Merger”) with the Company thereby becoming the sole managing member of the surviving company (the “Surviving Company”) following the consummation of the transactions contemplated by the Merger Agreement (such transactions, the “Transactions” and such consummation, the “Closing”). The completion of the proposed Merger and the other Transactions are subject to a number of closing conditions, including shareholder approval of the Transaction by our shareholders, which make the completion and timing of the completion of the proposed Merger and the other Transactions uncertain.

In connection with closing of the Transaction, Fortitude will receive a newly established class of common stock of HeartSciences, designated as Class V common, par value $0.0001 (“Class V Common Stock”) based on an exchange ratio tied to the Company's pre-closing shares count and stock price. Fortitude will also contribute $2.0 million in cash or Zcash cryptocurrency in exchange for shares of Class A common stock. Additionally, all outstanding shares of the Company's Series C Convertible Preferred Stock and Series D Convertible Preferred Stock that are issued and outstanding immediately prior to the effective time of the Merger, will convert into shares of Class A common stock at closing.

Note 2. Liquidity, Going Concern and Other Uncertainties

The Company is subject to a number of risks similar to those of early-stage companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the need to obtain additional capital, competition from larger companies, and other technologies.

The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. At  July 31, 2026 and April 30, 2026, the Company had an accumulated deficit of $88.4 million and $85.3 million, respectively. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

On August 12, 2026, the Company sold and issued to Seller an aggregate of 411,522 shares of its Common Stock at a purchase price of $2.43 per share in a private placement offering. The investment was made pursuant to a subscription agreement entered into between the Company and Seller, dated as of August 12, 2026. The gross proceeds of the investment were approximately $1.0 million and the net proceeds will be used for operating expenses in the period leading up to the expected Merger closing. The shares issued in the private placement offering represent ordinary shares of Common Stock without any additional rights or preferences, however, such shares are not subject to the Exchange Ratio (as defined in the Merger Agreement) contemplated by the Proposed Transaction. Failure to complete the proposed Merger and the other Transactions would likely materially adversely affect our business, financial condition, results of operations and stock price.

On January 13, 2026, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with Streeterville Capital, LLC, an accredited investor (“Streeterville”), pursuant to which the Company issued to Streeterville an unsecured promissory note in the original principal amount of $3,605,000 (the “$3.6M Streeterville Note”). The Streeterville Note carried an OID of $600,000 and $5,000 was withheld from the $3.6M Streeterville Note for reimbursement of Streeterville's transaction expenses.  As a result, the Company received aggregate net proceeds of approximately $3.0 million in connection with the issuance of the $3.6M Streeterville Note. On June 23, 2026, the Company entered into an agreement with Streeterville, pursuant to which Streeterville exchanged the remaining balance of accrued interest of approximately $164,000 owed under the $2.5M Streeterville Note for 78,103 shares of the Company's Common Stock. The $2.5M Streeterville Note and accrued interest was subsequently repaid in full (see Note 4).

On September 18, 2023, the Company entered into an Equity Distribution Agreement (the “EDA”) with an institutional investor, pursuant to which the Company may offer and sell an aggregate of up to $3.25 million of its shares of Common Stock in At-the-Market offerings (“ATM Facility”). In November 2023, the EDA was further amended increasing the aggregate amount of Common Stock that may be sold under the ATM Facility to $15.0 million, and further amended again in August 2025, increasing the aggregate amount of Common Stock that may be sold under the ATM Facility to $25.0 million. The Company is eligible to sell up to $14.7 million worth of shares of Common Stock as the aggregate market value of the Company’s shares of Common Stock eligible for sale under the EDA is subject to limitations of General Instruction I.B.6 of Form S-3 until such time that the Company's public float equals or exceeds $75.0 million. In the event the aggregate market value of the Company’s outstanding Common Stock held by non-affiliates equals or exceeds $75.0 million, then the one-third limitation on sales set forth in General Instruction I.B.6 of Form S-3 shall not apply to additional sales made pursuant to the EDA. During the three months ended July 31, 2026, the Company issued and sold 4,920 shares under the ATM Facility for net proceeds of approximately $10 thousand. Subsequent to July 31, 2026, the Company issued and sold 397,762 shares under the ATM Facility for net proceeds of approximately $1.2 million (see Note 9). There was approximately $3.0 million available for issuance as of the date of this Quarterly Report on Form 10-Q.

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

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the U.S. Securities and Exchange Commissions (“SEC”) and have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. In the opinion of management, the unaudited interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results of operations for the periods presented. The interim operating results are not necessarily indicative of results that may be expected for any subsequent period. The accompanying unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the 2026 Annual Report on Form 10-K.

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

Inventory

All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis. The following is a summary of the Company’s inventories at July 31, 2026 and April 30, 2026:

	July 31,	April 30,
	2026	2026
Raw materials	$322,996	$322,996
Sub-assemblies	373,126	373,886
Work in progress	21,741	21,741
Finished goods	22,581	22,581
Reserve for obsolescence	(337,455)	(85,575)
Total Inventory	$402,989	$655,629

Inventory consists of raw materials, sub-assemblies, work in progress and finished goods relating to the MyoVista wavECG device. As described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2026, commercialization of the MyoVista wavECG device in the U.S. is dependent on FDA 510(k) clearance of the device, which remains under FDA review, and on the integration of an impaired cardiac relaxation (e’) AI-ECG algorithm, which requires additional development and validation to align with updated clinical standards and would be the subject of a separate FDA submission. The Company’s current primary commercial focus is the MyoVista Insights™ platform. In connection with the preparation of the Company’s financial statements for the quarter ended July 31, 2026, management determined that the Company’s resources should continue to be directed principally toward the development and commercialization of MyoVista Insights™ and that, in light of these factors, a probable timeline to commercialization of the MyoVista wavECG device cannot currently be established. Accordingly, the Company recorded a reserve of $0.3 million against the remaining carrying value of inventory associated with the MyoVista wavECG device, reducing such inventory to management's estimate of net realizable value. In determining the amount of the reserve, management assessed the inventory on an item-by-item basis, applying a full write-off to device specific items determined to have no alternative use or salvage value, a partial write-off to device specific related items determined to retain limited residual value, an 80% write-down for low value items, and a 30% write-down to all remaining inventory. In establishing these write-down rates, management considered the amounts it believes could be realized upon a liquidation of this inventory, including through resale, salvage, or component reuse, given the absence of an established commercialization timeline for the MyoVista wavECG device. The 510(k) submission remains pending, and the Company will continue to evaluate this inventory on a periodic basis.

Research and Development Expenses

In accordance with ASC Topic 730, Accounting for Research and Development Costs, the Company accounts for research and development expenditures, including payments to collaborative research partners and regulatory filing costs, as research and development expenses.

Software Development Costs

The Company capitalizes certain costs incurred in the development and implementation of internal-use software in accordance with ASC 350-40, Internal-Use Software. Internal-use software includes software developed or obtained for use in the Company's MyoVista Insights™ platform including software that supports the delivery of the Company's software-as-a-service (“SaaS”) offerings. Software development costs meeting the capitalization criteria, are capitalized once the preliminary project stage is complete, management authorizes and commits to funding the project, and it is probable the project will be completed and used as intended. Capitalized costs primarily consist of external contractor costs, employee compensation, and costs directly attributable to software development activities. Costs associated with upgrades and enhancements that result in additional functionality are capitalized, while costs incurred for maintenance, and support activities are expensed as incurred. Capitalized software costs are amortized over an estimated useful life, and amortization begins when the software is substantially complete and ready for its intended use. The Company evaluates capitalized internal-use software for impairment whenever events or changes in circumstances indicate that the carrying amount  may not be recoverable. As of July 31, 2026, capitalized product development costs related to MyoVista Insights™ were approximately $1.0 million. No amortization was recorded during the quarter ended  July 31, 2026.

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

The following is a summary of the Company’s property and equipment at July 31, 2026 and April 30, 2026:

	July 31,	April 30,
	2026	2026
Equipment	$469,086	$469,086
Furniture & fixtures	102,563	102,563
Leasehold improvements	32,812	32,812
Total	604,461	604,461
Less: Accumulated depreciation	(571,481)	(565,149)
Property and equipment, net	$32,980	$39,312

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

As of July 31, 2026 and April 30, 2026, $125 thousand and $147 thousand of deferred offering costs were capitalized on the balance sheet, respectively.

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

The Company did not recognize material revenues during the three month periods ended July 31, 2026 and 2025. The Company’s revenues do not require significant estimates or judgments. The Company is not a party to contracts that include multiple performance obligations or material variable consideration. As of July 31, 2026 and April 30, 2026, the Company did not have any contract assets or liabilities from contracts with customers and there were no remaining performance obligations that the Company had not satisfied.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is established if it is more likely than not that all or a portion of the net deferred tax assets will not be realized. Based upon the projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and therefore, a full valuation allowance has been recorded at July 31, 2026 and April 30, 2026.

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

Based on its analysis, management has determined that it has not incurred any liability for unrecognized tax benefits as of July 31, 2026 and April 30, 2026.

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

Recent Accounting Standards

In December 2023, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company’s annual periods beginning January 1, 2025, with early adoption permitted. The adoption did not have a material impact on the Company’s financial statement disclosures.

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

Note 4. Debt

Debt consists of the following:

	July 31,	April 30,
	2026	2026
FRV Note	$500,000	$500,000
$3.6M Streeterville Note, net	3,222,953	3,122,120
Less: current maturities	(3,722,953)	(3,622,120)
Notes payable, long-term	$—	$—

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

On September 26, 2025, the Company and FRV entered into Amendment No. 7 of the Loan and Security Agreement to further extend the maturity date to September 30, 2026 and pay the outstanding accrued interest as follows: (i) a payment of accrued interest on or before September 30, 2025 and (ii) thereafter all accrued interest due shall be payable at maturity. The Company may elect to repay all or any part of the FRV Note, as amended, in its sole discretion at any time prior to the extended maturity date, provided such repayment shall not be less than $50,000 and shall first be applied to accrued interest and thereafter to outstanding principal. As per the amendment, the Company paid approximately $61,000 in accrued interest to FRV.

As of July 31, 2026 and April 30, 2026, accrued interest was approximately $51,000 and $35,000, respectively, and is included in accrued interest expense in the accompanying condensed balance sheets.

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

During the term of the note, the Company entered into multiple agreements with Streeterville, pursuant to which Streeterville exchanged $2,060,000 in aggregate principal and $45,000 in accrued interest owed under the $2.5M Streeterville Note for 597,578 shares of the Company's Common Stock and repaid $450,000 in aggregate principal. The issuance of the shares was made pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act.

On March 11, 2026, the Company and Streeterville amended the $2.5M Streeterville Note to extend the maturity date to June 30, 2026.

On June 23, 2026, the Company entered into an agreement with Streeterville, pursuant to which Streeterville exchanged the remaining balance of accrued interest of approximately $164,000 owed under the $2.5M Streeterville Note for 78,103 shares of the Company's Common Stock. As of July 31, 2026, the $2.5M Streeterville Note and accrued interest was repaid in full.

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

Subsequent to July 31, 2026, the Company entered into an agreement with Streeterville, pursuant to which Streeterville exchanged $200,000 in aggregate principal under the $3.6M Streeterville Note for 95,602 shares of the Company's Common Stock (see Note 9). The issuance of the shares was made pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act.

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

As of July 31, 2026 and April 30, 2026, accrued interest was approximately $0.2 million and $0.3 million, respectively, and is included in accrued interest expense in the accompanying condensed balance sheets.

Note 5. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.001 per share (“Preferred Stock”), of which 10,000 shares have been designated as Series A Convertible Preferred Stock, 10,000 shares have been designated as Series B Convertible Preferred Stock, 600,000 shares have been designated as Series C Convertible Preferred Stock (the “Series C Preferred Stock”), and 4,285,714 shares have been designated as Series D Preferred Stock.

Series C Preferred Stock

The Series C Preferred Stock was originally issued at $25.00 per share. An amendment to, or waiver of rights in, the Series C Preferred Stock certificate of designation requires the approval of holders of a majority of the outstanding shares of Series C Preferred Stock and FRV (so long as FRV owns at least 71,000 shares of Series C Preferred Stock).

At July 31, 2026 and April 30, 2026, there were 380,440 shares of Series C Preferred Stock outstanding.

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

Each share of Series C Preferred Stock is convertible, at the option of the holder at any time, into such number of fully paid and non-assessable shares of Common Stock determined by dividing the original issue price of $25.00 by the conversion price for such series in effect at the time of conversion for the Series C Preferred Stock. The conversion price for the Series C Preferred Stock is subject to adjustment in accordance with conversion provisions contained in the Company's certificate of formation, as amended, including as a result of the Proposed Transaction and the private placement with Fortitude.

At July 31, 2026, the outstanding shares of Series C Preferred Stock were convertible into 295,141 shares of Common Stock at a conversion price of $32.22 per share.

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

During the year ended April 30, 2026, the Company issued 1,912,383 Units consisting of Series D Preferred Stock and warrants to purchase shares of Common Stock for gross proceeds of approximately $6.7 million. There were no shares issued during the three months ended July 31, 2026. Since inception and through July 31, 2026, 1,487,119 shares of Series D Preferred Stock converted into 1,487,119 shares of the Company's Common Stock. At July 31, 2026, there were 425,264 shares of Series D Preferred Stock outstanding.

Common Stock

The Company’s Certificate of Formation, as amended, authorizes 500,000,000 shares of Common Stock. As of July 31, 2026 and April 30, 2026, the Company had 3,904,983 and 3,188,380 shares of Common Stock issued and outstanding, respectively.

During the three months ended July 31, 2026, the Company entered into an agreement with Streeterville that exchanged approximately $164,000 of accrued interest on its $2.5M Streeterville Note for 78,103 shares of the Company's Common Stock. The issuance of the shares was made pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act.

During the three months ended July 31, 2026, the Company issued 107,330 shares of Common Stock as a result of conversions of Series D Preferred Stock.

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

During the three months ended July 31, 2026, the Company issued and sold 4,920 shares of Common Stock under the ATM Facility.

During the three months ended July 31, 2026, the Company issued 425,000 shares of restricted stock to management and 101,250 RSUs vested and settled into the same number of shares of Common Stock. See further discussion in Note 6.

The holders of Common Stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the board of directors, subject to the rights of holders of Preferred Stock outstanding. No dividends were declared as of or through the three months ended July 31, 2026 and the year ended April 30, 2026.

Common Stock Warrants

The Company has issued warrants to investors in connection with funding or for services rendered and these warrants are convertible into a number of shares of the Company’s Common Stock for a period of 5 years from the date of issuance.

The following is a summary of warrant activity during the three months ended July 31, 2026:

	Warrants Outstanding and Exercisable	Exercise Price Per Share	Weighted Average Strike Price per Share
Balance, April 30, 2026	2,102,547	$0.001 - $425.00	$9.59
Issued	—	—	$—
Cancelled	—	—	—
Forfeited	—	—	—
Balance, July 31, 2026	2,102,547	$0.001 - $425.00	$9.59

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

On July 9, 2025, the Company’s Board of Directors approved and entered into Amendment No. 2 to the Equity Incentive Plan, to increase the maximum aggregate number of shares of the Company’s Common Stock, $0.001 par value per share, that may be issued under the Equity Incentive Plan to 1,000,000 shares of Common Stock, plus such number of shares of Company's Common Stock, which is equal to the lesser of (i) 25% of the total number of shares of all classes of Company's Common Stock and the Company’s preferred stock, $0.001 par value per share (the “Preferred Stock”), as converted to Common Stock, outstanding on the last day of each the immediately preceding fiscal year, and (ii) a lesser number of shares of our common stock determined by the Administrator (as defined in the Equity Incentive Plan) (collectively, the “Evergreen Shares”).

On November 28, 2025, the Company’s Board of Directors approved and entered into Amendment No. 3 to the Equity Incentive Plan to increase the maximum aggregate number of shares of the Company’s Common Stock, that may be issued under the Equity Incentive Plan to 1,250,000 shares of Common Stock. The number of shares of Common Stock available for issuance under the Equity Incentive Plan will be subject to automatic increase on the first day of each fiscal year of the Company beginning with fiscal year beginning May 1, 2026, so that the number of shares of Common Stock available for issuance under the Equity Incentive Plan is equal to the lesser of: (i) 25% of the total number of shares of all classes of Common Stock and preferred stock of the Company as converted to Common Stock outstanding on the last day of the immediately preceding fiscal year, and (ii) a lesser number of shares of Common Stock determined by the Administrator (as defined in the Equity Incentive Plan). The amendment was approved at the annual shareholder meeting held on April 30, 2026.

On June 22, 2026, in connection with the execution of the Merger Agreement, the Board approved and entered into Amendment No. 4 to the Equity Incentive Plan to increase the maximum aggregate number of shares of Common Stock that  may be issued under the plan by an additional 475,000 shares and the Evergreen Shares. The amendment is subject to approval of the Company’s shareholders and shall be considered and voted upon by the Company’s shareholders as part of the stockholder proposals to be submitted to the Company’s shareholders in connection with Merger Agreement.

On June 23, 2026, the Company's Board of Directors deemed that the execution of the Merger Agreement satisfied the vesting conditions of a total of 101,250 RSUs and 260,000 options granted to Mark Hilz, a former officer and director of the Company, who ceased being the Company's director due to his passing on April 1, 2026. The RSUs were settled into 101,250 shares of the Company's Common Stock in June 2026. During the three months ended July 31, 2026, the Company recognized stock compensation of approximately $0.3 million related to the accelerated vesting of Mr. Hilz's options and approximately $0.2 million related to the accelerated vesting of Mr. Hilz's RSUs.

The following is a summary of service-based stock option activity during the three months ended July 31, 2026:

			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Options	Exercise	Life
	Outstanding	Price	(in years)
Outstanding - April 30, 2026	777,193	$6.64	9.0
Forfeited	(509)	—	—
Outstanding - July 31, 2026	776,684	$5.84	8.8

Non-vested at July 31, 2026	261,945	$4.18	8.8
Vested at July 31, 2026	514,739	$6.68	8.8

The following is a summary of performance-based stock option activity during the three months ended July 31, 2026:

			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Options	Exercise	Life
	Outstanding	Price	(in years)
Outstanding - April 30, 2026	2,628	$286.00	4.3
Forfeited	(156)	—	—
Outstanding - July 31, 2026	2,472	$227.56	4.4

Non-vested at July 31, 2026	722	$291.00	4.5
Vested at July 31, 2026	1,750	$202.00	4.3

During the three months ended July 31, 2026 and 2025, the Company recognized stock-based compensation for stock options of approximately $0.5 million and $0.2 million, respectively.

As of July 31, 2026, there was approximately $0.3 million of unrecognized compensation costs related to non-vested service-based Common Stock options and approximately $0.1 million of unrecognized compensation costs related to non-vested performance-based Common Stock options.

Restricted Stock Units and Restricted Shares Issued

The following is a summary of RSUs and restricted stock award activity during the three months ended  July 31, 2026.

	Number of RSUs and RSAs	Weighted Average Grant Date Fair Value
Non-vested at April 30, 2026	375,000	$2.77
Shares granted	450,000	1.83
Shares vested	(101,250)	1.85
Non-vested at July 31, 2026	723,750	$2.14

In connection with the execution of the Merger Agreement and subject to closing, the Compensation Committee of the Board (the “Compensation Committee”) granted an award of 425,000 restricted shares of Common Stock (the “Shares”) to the Company's Chief Executive Officer under the Equity Incentive Plan as a retention bonus in connection with the transactions to lead the Company’s and the Merger Sub’s efforts to close the transactions and to lead the current legacy business of the Company after the closing, and to provide public-company, SEC-reporting and capital-markets guidance and transition support to the Company following the closing. The Shares will be non-voting until they vest. The Shares were issued on  June 22, 2026, before the signing of the Merger Agreement. The Shares shall vest in full subject to the satisfaction of all of the following conditions (the “Conditions”): (i) occurrence of the Closing and (ii)(x) one-fourth of the Shares shall vest on the three-month anniversary of the date of the Closing (the “Initial Vesting Date”) and (y) thereafter, one-fourth of the Shares shall vest on each subsequent three-month anniversary of the Initial Vesting Date (each an “Additional Initial Vesting Date” and together with the Initial Vesting Date, the “Vesting Dates”), such that all of the Shares shall fully vest on the one-year anniversary of the date of the Closing.

On July 7, 2026, the Compensation Committee granted an award of 25,000 RSUs to the Company's Chief Financial Officer under the Equity Incentive Plan. The RSUs vest in full subject to the satisfaction of all of the following conditions: (i) occurrence of the Closing and (ii)(x) one-fourth shall vest on the Initial Vesting Date and (y) thereafter, one-fourth shall vest on each subsequent additional initial vesting date, such that all of the RSUs shall fully vest on the one-year anniversary of the date of the Closing.

During the three months ended July 31, 2026, the Company recognized stock-based compensation for vested RSUs of approximately $0.2 million. As of July 31, 2026, total unrecognized stock-based compensation expense related to performance-based non-vested RSUs totaled approximately $0.3 million.  As of July 31, 2026, total unrecognized stock-based compensation expense related to time-based non-vested RSUs and restricted stock awards totaled approximately $1.2 million.

Note 7. Commitments and Contingencies

Operating Leases

The Company has a long-term operating lease for office, industrial, and laboratory space which was entered into in May 2017. On September 27, 2022, the Company entered into the First Amendment to Lease (the “Lease Amendment”), which amended the Lease Agreement to document the exercise of its option to extend the term of the lease for an additional 64 months, commencing February 1, 2023, and expiring on May 31, 2028 (the “Extension Term”). Pursuant to the amendment, the Company will pay initial monthly payments of $13,129, beginning February 2023, subject to 3% annual increases. Rent expense for the three months ended July 31, 2026 was approximately $35,000.

The Company records right-of-use assets and liabilities at the present value of the fixed lease payments over the term at the commencement date. The Company uses its incremental borrowing rate of 12% to determine the present value of the lease as the rate implicit in the lease is typically not readily available.

Information related to the Company’s right-of-use assets and lease liabilities consist of the following:

July 31,
2026
Right-of-use assets, net	$239,871

Lease liabilities, current	$144,304
Lease liabilities, net of current portion	137,266
Total lease liabilities	$281,570

Weighted average remaining term (in years)	1.8
Weighted average discount rate	12%

As of July 31, 2026, future maturities of lease liabilities due under lease agreements for the period ended are as follows:

April 30, 2027	127,238
April 30, 2028	173,559
April 30, 2029	14,493
Total future lease payments	315,290
Less imputed interest	(33,720)
Total operating lease liabilities	$281,570

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

The following table summarizes the segment's financial information including the Company's significant segment expenses:

	Three Months Ended July 31,
	2026	2025

Gross Margin	$1,340	$1,140
Segment operating expenses:
Clinical and regulatory	182,362	190,896
Research and development	681,380	764,803
Operations	42,887	41,507
Sales and marketing	159,729	86,942
General and administrative	1,874,072	791,111
Loss from operations	(2,939,090)	(1,874,119)
Other income (expense):
Interest expense	(235,261)	(183,688)
Other income	2,007	2,813
Total other expense	(233,254)	(180,875)
Net loss	$(3,172,344)	$(2,054,994)

Note 9. Subsequent Events

Management has evaluated subsequent events after the balance sheet date of July 31, 2026, through the date of filing.

Subsequent to July 31, 2026, the Company issued and sold 397,762 shares under the ATM Facility for net proceeds of approximately $1.2 million.

On August 12, 2026, the Company entered into a subscription agreement with Seller, pursuant to which the Company issued 411,522 shares of Common Stock at a purchase price of $2.43 per share for gross proceeds of approximately $1.0 million. The proceeds will be used for operating expenses in the period leading up to the expected Merger closing. The shares issued in the private placement offering represent ordinary shares of Common Stock without any additional rights or preferences, however, such shares are not subject to the Exchange Ratio (as defined in the Merger Agreement) contemplated by the Proposed Transaction.

On August 19, 2026, the Company entered into an agreement with Streeterville, pursuant to which Streeterville exchanged $200,000 in aggregate principal under the $3.6M Streeterville Note for 95,602 shares of the Company's Common Stock. The issuance of the shares was made pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our unaudited financial statements and the notes presented herein included in this Quarterly Report on Form 10-Q and the audited financial statements and the related notes set forth in our Annual Report on Form 10-K for the year ended April 30, 2026 filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 23, 2026 (the “2026 Annual Report on Form 10-K”). The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Cautionary Note Regarding Forward-Looking Statements” and under “Risk Factors” as identified under Part 1, Item 1A of our 2026 Annual Report on Form 10-K.

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

Commercialization of the device would additionally require the integration and separate FDA clearance of an impaired cardiac relaxation (e’) algorithm, which requires further development and validation following updated American Society of Echocardiography (“ASE”) guidelines for the assessment of Left Ventricular Diastolic Dysfunction (“LVDD”), including revised age-based thresholds for cardiac relaxation (e’). This pathway involves having the Company incur significant additional research and development, regulatory and commercialization costs over an uncertain timeline, and is onerous and costly relative to our software platform. In addition, since the MyoVista wavECG device’s original development, the emergence of cloud-based, device-agnostic platforms capable of delivering multiple AI-ECG algorithms across existing ECG equipment has, in our view, reduced the commercial rationale for pursuing a proprietary device with embedded algorithms. These considerations apply irrespective of the outcome of the pending 510(k) review. Accordingly, our resources are directed principally toward MyoVista Insights™, and we do not currently intend to commit significant additional resources to commercialization of the MyoVista wavECG device. Reflecting these factors, we recorded a reserve against the MyoVista wavECG inventory during the quarter ended July 31, 2026.

We will require additional funding to support working capital and the continued development and commercialization of MyoVista Insights™.

Recent Developments

Merger Agreement with Fortitude

On June 23, 2026, we and Cordis Acquisition, LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of our Company (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fortitude Mining Holdings, Inc., a Delaware corporation (“Seller”), Fortitude Mining HoldCo, LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Seller (“Fortitude”). The Merger Agreement provides that, subject to the satisfaction or waiver of certain closing conditions set forth in the Merger Agreement (including receipt of the Parent Stockholder Approvals (as defined in the Merger Agreement)), at the effective time of the Merger, Merger Sub will merge with and into Fortitude, with Fortitude surviving the merger (the “Merger”) with our Company thereby becoming the sole managing member of the surviving company following the consummation of the transactions contemplated by the Merger Agreement (such transactions, the “Proposed Transaction”). The completion of the proposed Merger and the Proposed Transaction is subject to a number of closing conditions, including shareholder approval of the Transaction by our shareholders, which make the completion and timing of the completion of the proposed Merger and the Proposed Transaction uncertain. For additional information about the Merger Agreement, the Merger and Proposed Transaction, please see our preliminary Proxy Statement on Schedule 14A, filed with the SEC on July 27, 2026.

Private Placement Offering with Fortitude

On August 12, 2026, we sold and issued to Seller an aggregate of 411,522 shares of our Common Stock at a purchase price of $2.43 per share in a private placement offering. The investment was made pursuant to a subscription agreement entered into between our Company and Seller, dated as of August 12, 2026 and is not considered a form of consideration of the Merger. The gross proceeds of the investment were approximately $1.0 million and the net proceeds will be used for operating expenses in the period leading up to the expected Merger closing. Following the private placement offering, Seller owned approximately 9.4% of our issued and outstanding Common Stock as of August 12, 2026. The shares issued in the private placement offering represent ordinary shares of Common Stock without any additional rights or preferences, however, such shares are not subject to the Exchange Ratio (as defined in the Merger Agreement) contemplated by the Proposed Transaction.

Transactions and Merger Consideration

The Merger Agreement provides that, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), Merger Sub will merge with and into Fortitude, with Fortitude surviving the merger (the “Merger”) with HeartSciences thereby becoming the sole managing member of the surviving company (the “Surviving Company”).

The Merger Agreement provides that, prior to the Effective Time, subject to the receipt of Stockholder Approval, we will file a new Amended and Restated Certificate of Formation with the Secretary of State of the State of Texas in accordance with the applicable provisions of the Texas Business Organizations Code (the “New Charter”) that, among other things, will establish a new class of our Company’s common stock, designated as Class V common stock, $0.0001 par value per share (the “Class V Common Stock”), which will entitle the holder to one vote per share, and will have no economic rights. At Closing, the existing common stock of our Company, will have a $0.0001 par value per share, and will then be designated as Class A common stock (the “Class A Common Stock”)

Prior to the closing of the transactions contemplated by the Merger Agreement (the “Transactions”), including the Merger (the “Closing”), we will (i) form a new Delaware limited liability company (“HSCS Sub”) as a direct wholly-owned subsidiary of our Company, (ii) contribute substantially all of its assets and liabilities to HSCS Sub, and (iii) contribute 100% of the limited liability company interests in HSCS Sub to Merger Sub (the “HSCS Contribution”). In addition, Seller will contribute all of its assets and liabilities to Fortitude, including 100% of the limited liability company interests in each of its direct Subsidiaries (as defined in the Merger Agreement) (the “Seller Contribution” and, together with the HSCS Contribution, the “Contribution Transactions”).

Immediately prior to the Effective Time, Seller will contribute all of its voting interests in Fortitude (“Fortitude Voting Units”) and $2,000,000 of cash or Zcash cryptocurrency (“Zcash”) to our Company in exchange for a number of shares of Class V Common Stock equal to (A) the Closing Parent Common Stock Shares (as defined in the Merger Agreement) multiplied by (B) the Exchange Ratio (as calculated pursuant to the terms of the Merger Agreement, subject to adjustment as provided therein), and a number of shares of Class A Common Stock equal to (x) $2,000,000 divided by (y) the Closing Parent Common Stock VWAP (as defined in the Merger Agreement) (collectively, the “Contribution and Exchange”).

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

Each unit of Merger Sub issued and outstanding immediately prior to the Effective Time will be converted into a number of Surviving Company Non-Voting Units equal to the number of shares of Our Company’s common stock outstanding as of immediately prior to the Effective Time, as set forth in the Amended and Restated Limited Liability Company Agreement of the Surviving Company (the “A&R LLC Agreement”).

In connection with the Transactions, each share of Series C Convertible Preferred Stock, $0.001 par value per share, issued and outstanding immediately prior to the Effective Time will be converted into a number of shares of Class A Common Stock as determined by dividing the then-effective Series C Original Issue Price by the then-effective Series C Conversion Price (each as defined in the Certificate of Designations, Number, Voting Power, Preferences and Rights of our Company’s Series C Preferred Stock) (the “Mandatory Conversion”). Immediately prior to the Effective Time, each share of our Company’s Series D Convertible Preferred Stock, $0.001 par value per share (the “Series D Preferred Stock”), issued and outstanding immediately prior to the Effective Time will be converted into one fully paid and nonassessable share of Class A Common Stock in accordance with the Certificate of Designations, Number, Voting Power, Preferences and Rights of Series D Preferred Stock (the “Series D Forced Conversion”).

Immediately prior to the Effective Time, our Company will cause its transfer agent to issue to Seller shares of Class V Common Stock and Class A Common Stock, each as described above. Immediately after the Effective Time, we will contribute all of the cash or Zcash, as the case may be, received in the Contribution and Exchange to the Surviving Company in exchange for additional Surviving Company Non-Voting Units.

Following the Closing, and subject to any Pre-Closing PIPE Investment (as defined in the Merger Agreement) or other permitted equity issuances by our Company prior to Closing, (i) the aggregate number of shares of Class V Common Stock and Class A Common Stock issued to the equityholders of Fortitude pursuant to the Merger Agreement are expected to represent approximately 95.0% of the outstanding equity interests of our Company, (ii) our Company’s equityholders as of immediately prior to Closing are expected to own approximately 5.0% of the outstanding equity interests of the Company, in the aggregate, in the form of Class A Common Stock, (iii) the equityholders of Fortitude will hold a number of Surviving Company Non-Voting Units which are expected to represent approximately 95.0% of the outstanding Surviving Company Non-Voting Units in the Surviving Company, and (iv) we will be the sole managing member of the Surviving Company and will hold all of the voting units of the Surviving Company and a number of Surviving Company Non-Voting Units which are expected to represent approximately 5.0% of the outstanding Surviving Company Non-Voting Units in the Surviving Company.

The Closing is expected to take place during the second half of 2026, subject to the satisfaction of the closing conditions, including the requirement to obtain Stockholder Approval.

Nasdaq Listing Compliance

On August 4, 2026, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we are not in compliance with the Nasdaq Listing Rule 5550(b)(1) (“Rule 5550(b)(1)”), which requires companies listed on the Nasdaq Capital Market to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing. In our Annual Report on Form 10-K for the fiscal year ended April 30, 2026, we reported stockholders’ equity of $226,060, and, as of August 4, 2026, we did not meet the alternatives of market value of listed securities or net income from continuing operations, and as a result, we do not currently satisfy the requirements of Rule 5550(b)(1).

Nasdaq’s letter has no immediate impact on the listing of our common stock or public warrants, which will continue to be listed and traded on Nasdaq, subject to our compliance with the other continued listing requirements. Nasdaq’s letter provides us with 45 calendar days, or until September 18, 2026, to submit a plan to regain compliance. We believe that our plan to consummate the Proposed Transaction will serve as a basis for our plan to regain compliance. If the plan is accepted, we can be granted up to 180 calendar days from August 4, 2026, or until January 31, 2027, to evidence compliance. There can be no assurance that we will be able to regain compliance with all applicable continued listing requirements or that our plan will be accepted by the Nasdaq staff. In the event the plan is not accepted by the Nasdaq staff, or in the event the plan is accepted and the extension granted but we fail to regain compliance within the plan period, we would have the right to a hearing before an independent panel. The hearing request would stay any suspension or delisting action pending the conclusion of the hearing process and the expiration of any additional extension period granted by the panel following the hearing.

We intend to take all reasonable measures available to regain compliance under the Nasdaq Listing Rules and remain listed on Nasdaq. We are currently evaluating our Company’s available options to resolve the deficiency and regain compliance with the Nasdaq minimum stockholders’ equity requirement, including by consummating the Proposed Transaction. There can be no assurance that we will be able to consummate the Proposed Transaction. We intend to submit the compliance plan by the deadline set forth in Nasdaq’s letter.

Going Concern

On July 23, 2026, our independent registered public accounting firm issued an opinion on our audited financial statements, included in our 2026 Annual Report on Form 10-K, that contained an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern because we have experienced recurring losses, negative cash flows from operations, and limited capital resources.

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

First Commercial Customers

In May 2026, we announced that we signed two commercial agreements to deploy the MyoVista Insights™ platform. We have not generated revenues under MyoVista Insights™ during the development stage.

MyoVista® wavECG™ Update

Please see above for an update on our plans for our MyoVista® wavECG™ device under section captioned “Overview”.

Patents

In June 2026, we were granted a patent from the European Patent Office covering machine-learning models that use ECG data to estimate echocardiogram parameters indicative of diastolic function.

Streeterville Note Exchanges

On June 23, 2026, we entered into an exchange agreement with Streeterville, pursuant to which Streeterville exchanged the remaining balance of accrued interest of approximately $164,017 owed under the $2.5M Streeterville Note, originally issued by us to Streeterville in September 2024 (the “$2.5M Streeterville Note”) for 78,103 shares of our Common Stock. As a result, the $2.5M Streeterville Note and accrued interest was repaid in full as of July 31, 2026.

On August 19, 2026, we entered into an agreement with Streeterville, pursuant to which Streeterville exchanged $200,000 in aggregate principal under the $3.6M Streeterville promissory note, originally issued by us to Streeterville in January 2026 (the “$3.6M Streeterville Note”) for 95,602 shares of our Common Stock.

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

Research and Development Expenses

Our R&D activities primarily consist of clinical, regulatory, engineering and research work associated with our MyoVista wavECG device and MyoVista Insights™. R&D expenses include payroll and personnel-related costs for our R&D, clinical and regulatory personnel, including expenses related to stock-based compensation for such employees, consulting services, clinical trial expenses, regulatory expenses, prototyping and testing. R&D expenses also include costs attributable to clinical trial expenses including clinical trial design, site development and study costs, data, related travel expenses, the cost of products used for clinical activities, internal and external costs associated with regulatory compliance and patent costs. We have expensed R&D costs related to the MyoVista wavECG device as they have been incurred. For MyoVista Insights™, costs associated with upgrades and enhancements that result in additional functionality are capitalized, while costs incurred for maintenance, and support activities are expensed as incurred.

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

Other Income (Expense), Net

Other income (expense), net primarily consists of interest earned on cash balances.

The following table summarizes our results of operations for the periods presented on our statement of operations data.

	Three Months Ended July 31,
	2026	2025	$ Change	% Change
	(In thousands, except percentages, unaudited)
Revenue	$2	$2	—	—%
Cost of sales	1	1	—	—%
Gross margin	1	1	—	—%
Operating expenses:
Research and development	907	997	(91)	(9)%
Selling, general and administrative	2,034	878	1,156	132%
Total operating expenses	2,940	1,875	1,066	57%
Loss from operations	(2,939)	(1,874)	(1,065)	57%
Interest expense	(235)	(184)	(51)	28%
Other income	2	3	(1)	(33)%
Other income (expense), net	(233)	(181)	(52)	29%
Net loss	$(3,172)	$(2,055)	$(1,117)	54%

Summary of Statements of Operations for the three months ended July 31, 2026 compared with the three months ended July 31, 2025:

Revenues were $2 thousand, and cost of sales were $1 thousand for the three months ended July 31, 2026 and 2025. Our revenues in the fiscal years have been mainly generated from suppliers in the establishment of distributor relationships outside the United States as part of obtaining feedback during product development and improvement of the MyoVista wavECG.

Research and development expenses are primarily from software consulting and hardware development which is consistent with work being performed for our MyoVista wavECG and MyoVista Insights™.  R&D expenses were $0.9 million for the three months ended July 31, 2026, representing a decrease of $0.1 million, or 9%, when compared to the same period in 2025. The decrease is primarily the result of capitalization of $0.3 million of software related costs related to our MyoVista Insights™, partially offset by a $0.3 million write down of inventory related to our MyoVista wavECG device.

Selling, general, and administrative expenses were approximately $2.0 million for the three months ended July 31, 2026, representing an increase of $1.2 million, or 132%, when compared to the same period in 2025. The increase is primarily related to approximately $0.5 million in increased professional, legal, and accounting costs related to the Proposed Merger Transaction and approximately $0.5 million in stock compensation expense for vested RSUs and stock options.

Interest expense was approximately $0.2 million for the three months ended July 31, 2026, representing an increase of $51 thousand, or 28%, when compared to the same period in 2025. Interest expense is related to interest on the FRV Note and interest and debt service amortization on the Streeterville Notes.

Other income of $2 thousand is related to interest earned on our cash balances.

Liquidity, Capital Resources, and Going Concern Considerations

We have incurred losses each year since inception and have experienced negative cash flows from operations in each year since inception. We incurred a net loss of $3.2 million for the three months ended July 31, 2026. As of July 31, 2026, we had an accumulated deficit of $88.4 million, stockholders' deficit of $2.0 million, and working capital deficit of $4.8 million.

Based on our current business plan assumptions and expected cash burn rate, we believe that the existing cash is insufficient to fund operations for the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding our ability to continue as a going concern.

On June 23, 2026, we and Merger Sub entered into the Merger Agreement with Seller and Fortitude. The Merger Agreement provides that, subject to the satisfaction or waiver of certain closing conditions set forth in the Merger Agreement (including receipt of the Parent Stockholder Approvals (as defined in the Merger Agreement)), at the effective time of the Merger, Merger Sub will merge with and into Fortitude, with Fortitude surviving the Merger with our Company thereby becoming the sole managing member of the surviving company following the consummation of the Proposed Transactions. The completion of the Proposed Transaction are subject to a number of closing conditions, including shareholder approval of the Proposed Transaction by our shareholders, which make the completion and timing of the completion of the Proposed Transaction uncertain. On August 12, 2026, we sold and issued to Seller an aggregate of 411,522 shares of our Common Stock at a purchase price of $2.43 per share in a private placement offering. The gross proceeds of the investment were approximately $1.0 million and the net proceeds will be used for operating expenses in the period leading up to the expected Merger closing. Failure to complete the Proposed Transaction would likely materially adversely affect our business, financial condition, results of operations and stock price.

In January 2026, the Company entered into a Note Purchase Agreement with Streeterville, pursuant to which the Company issued to Streeterville an unsecured promissory note in the original principal amount of $3,605,000. The $3.6M Streeterville Note carried an OID of $600,000 and $5,000 was withheld from the $3.6M Streeterville Note for reimbursement of Streeterville's transaction expenses.  As a result, the Company received aggregate net proceeds of approximately $3.0 million in connection with the issuance of the $3.6M Streeterville Note. The $3.6M Streeterville Note bears interest at the rate of 12.0% per annum and matures in July 2027. From time to time, beginning six months after issuance, Streeterville may redeem a portion of the $3.6M Streeterville Note, not to exceed $405,000 per month. In the event the Company has not reduced the outstanding balance under the $3.6M Streeterville Note by at least $1,250,000 by the 12-month anniversary following the issuance date, then the outstanding balance at such time will automatically increase by 5%. Subject to terms and conditions set forth in the $3.6M Streeterville Note, the Company may prepay all or any portion of the outstanding balance of the $3.6M Streeterville Note at any time. On March 11, 2026, the Company and Streeterville amended the $2.5M Streeterville Note to extend the maturity date to June 30, 2026. On June 23, 2026, we entered into an exchange agreement with Streeterville, pursuant to which Streeterville exchanged the remaining balance of accrued interest of approximately $164,017 owed under the $2.5M Streeterville Note for 78,103 shares of our Common Stock. The $2.5M Streeterville Note and accrued interest was repaid in full.

In September 2023, the Company entered into an Equity Distribution Agreement (the “EDA”) with an institutional investor, pursuant to which the Company may offer and sell an aggregate of up to $3.25 million of its shares of Common Stock in At-the-Market offerings (“ATM Facility”). In November 2023, the EDA was further amended increasing the aggregate amount of Common Stock that may be sold under the ATM Facility to up to $15.0 million, and further amended again in August 2025, increasing the aggregate amount of Common Stock that may be sold under the ATM Facility to up to $25.0 million. The Company is eligible to sell up to $14.7 million worth of shares of Common Stock as the aggregate market value of the Company's shares of Common Stock eligible for sale under the ATM Facility is subject to limitations of General Instruction I.B.6 of Form S-3 until such time that the Company's public float equals or exceeds $75.0 million. In the event the aggregate market value of the Company’s outstanding Common Stock held by non-affiliates equals or exceeds $75.0 million, then the one-third limitation on sales set forth in General Instruction I.B.6 of Form S-3 shall not apply to additional sales made pursuant to the ATM Facility. During the quarter ended July 31, 2026, the Company issued and sold 4,920 shares under the ATM Facility for net proceeds of approximately $10 thousand. Subsequent to July 31, 2026, the Company issued and sold 397,762 shares under the ATM Facility for net proceeds of approximately $1.2 million. We expect any proceeds received from the ATM Facility will be used for working capital and general corporate purposes.

Our cash requirements are, and will continue to be, dependent upon a variety of factors. We expect to continue devoting significant capital resources to R&D, clinical studies and go-to-market strategies. We will need to continue to raise capital through the sale of additional equity securities, debt, or capital inflows from strategic partnerships, however we can provide no assurance that we will be able to consummate the sale of any such securities or strategic relationships will be available on terms acceptable to us, if at all.

The table below presents our cash flows for the periods indicated:

	Three Months Ended July 31,
U.S. dollars, in thousands	2026	2025
	(Unaudited)
Net cash used in operating activities	$(1,319)	$(1,953)
Net cash used in investing activities	$(280)	$(1)
Net cash provided by financing activities	$(28)	$3,648
Net change in cash and cash equivalents during the period	$(1,627)	$1,694

Operating Activities

Net cash used by our operating activities of $1.3 million during the three months ended July 31, 2026 is primarily due to our net loss of $3.2 million, plus $1.1 million in non-cash expenses and $0.7 million of net changes in operating assets and liabilities.

Net cash used by our operating activities of $2.0 million during the three months ended July 31, 2025 is primarily due to our net loss of $2.1 million, plus $316 thousand in non-cash expenses less $215 thousand of net changes in operating assets and liabilities.

Investing Activities

Net cash used by investing activities of $0.3 million during the three months ended July 31, 2026 is primarily due to capitalization of software related costs related to our MyoVista Insights™.

Net cash used by investing activities during the three months ended July 31, 2025 where not significant and did not have a material impact on the Company's cash flows.

Financing Activities

Net cash used by financing activities of $28 thousand during the three months ended July 31, 2026 is primarily from the issuance of shares under the ATM Facility less repayments of financed insurance premiums.

Net cash provided by financing activities of $3.6 million during the three months ended July 31, 2025 is primarily from the issuance of Series D Preferred Stock and warrants.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2026 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required to be provided by a smaller reporting company.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company's disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based upon the most recent evaluation of internal controls over financial reporting, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) determined that our disclosure controls and procedures were not effective as of July 31, 2026 as a result of identified material weaknesses in our internal control over financial reporting. The identified material weaknesses were as follows: (i) lack of proper approval processes and review processes and documentation for such reviews; (ii) we did not maintain sufficient U.S. GAAP and SEC accounting resources commensurate with those required of a public company; and (iii) insufficient number of staff to maintain optimal segregation of duties and levels of oversight. We have taken and continue to take remedial steps to improve our internal controls over financial reporting, which includes designing and implementing effective processes and controls over significant accounts and disclosure, and the preparation of account reconciliations and review of journal entries. Our Chief Financial Officer frequently attends continuing education for updates on accounting policies and procedures. We cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. Management is monitoring the effectiveness of these and other processes, procedures and controls and will make any further changes deemed appropriate. We are committed to ensuring that our internal controls over financial reporting are designed and operating effectively. Management believes the foregoing actions will effectively remediate the material weaknesses, however, our material weaknesses will not be considered remediated until controls are in place for a period of time, the controls are tested, and management concludes that the controls are properly designed and operating effectively.

Changes in Internal Control Over Financial Reporting

Except as described above with respect to the remediation steps we are taking, there have been no changes in our internal control over financial reporting during the quarter ended July 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For a discussion of risk factors, please refer to Item 1A of our 2026 Annual Report on Form 10-K. There have been no material changes to the risk factors contained in Item 1A of our 2026 Annual Report on Form 10-K, except as set forth below. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Risks Related to Our Financial Condition and Capital Requirements

We have a limited operating history and we have incurred significant operating losses since our inception, and anticipate that we will incur continued losses for the foreseeable future.

We are a development-stage healthcare information technology company with a limited operating history. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields. To date, we have generated limited revenue from the sale of the MyoVista wavECG devices and have not generated revenues under MyoVista Insights™ during the development stage. We have incurred losses each year since inception and have experienced negative cash flows from operations in each year since inception. We incurred a net loss of $3.2 million for the three months ended July 31, 2026. As of July 31, 2026, we had an accumulated deficit of $88.4 million, stockholders' deficit of $2.0 million, and working capital deficit of $4.8 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for additional information.

Even if we obtain regulatory approval for a U.S. sales launch the MyoVista wavECG or achieve successful commercialization of MyoVista Insights™, our future revenue will depend upon the size of the market in which any future products receive approval as well as our ability to achieve sufficient market acceptance, pricing, and reimbursement from third-party payors, which we may never achieve.

We also anticipate that our expenses will increase substantially if and as we:

●	continue R&D;
●	are granted regulatory and marketing approvals;
●	establish a sales, marketing, and distribution infrastructure;
●	seek to identify, assess, acquire, license, and/or develop subsequent generations of our current products and any new products;
●	seek to maintain, protect, and expand our intellectual property portfolio;
●	seek to attract and retain skilled personnel;
●	create additional infrastructure to support our operations as a public company as well as our product development and planned future marketing efforts; and
●

experience any delays or encounter issues with respect to any of the above, including, but not limited to, failed studies, complex results, safety issues or other regulatory challenges that require longer follow-up of existing studies or additional supportive studies in order to pursue marketing approval.

As described elsewhere in this Quarterly Report, our resources are now directed principally toward the development and commercialization of the MyoVista Insights™ platform, and we do not currently intend to commit significant additional resources to commercialization of the MyoVista wavECG device. Accordingly, we recorded a reserve against the MyoVista wavECG inventory during the three months ended July 31, 2026. Accordingly, our future operating results are expected to be principally dependent on the successful development and commercialization of MyoVista Insights™, rather than on FDA clearance of the MyoVista wavECG device and associated AI-ECG algorithms as described in our 2026 Annual Report on Form 10-K. There can be no assurance regarding the timing or outcome of the FDA’s review of the MyoVista wavECG 510(k) submission, and an adverse outcome of the FDA’s review could materially adversely affect our reputation, prospects and the trading price of our securities.

We expect to continue to incur significant operating losses for the foreseeable future. As a result of the numerous risks and uncertainties associated with developing healthcare technologies, we are unable to predict the extent of any future losses or whether we will ever achieve and maintain profitability. Further, the operating losses that we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. Other unanticipated costs may also arise.

If we are unable to maintain compliance with all applicable continued listing requirements and standards of Nasdaq, our Common Stock could be delisted from Nasdaq.

Our Common Stock and IPO Warrants are currently listed on Nasdaq, which has qualitative and quantitative listing criteria. In August 2023, we received a notice from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”), regarding the fact that the market price of our shares of common stock was below the $1.00 minimum bid price requirement for continued listing (the “Bid Price Rule”), which listing deficiency we cured in June 2024. There can be no assurance that we will be able to continue to meet all of the other criteria necessary for Nasdaq to allow us to remain listed, including maintaining minimum levels of shareholders’ equity or market values of our common stock. If we fail to satisfy the applicable continued listing requirement and continue to be in non-compliance after notice and the applicable grace period ends, Nasdaq may commence delisting procedures against our Company (during which we may have additional time of up to six months to appeal and correct our non-compliance). At that time, we may appeal the relevant delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. However, there can be no assurance that, if we do appeal the delisting determination by Nasdaq to the panel, that such appeal would be successful.

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

On August 4, 2026, we received a letter from the Listing Qualifications Department of Nasdaq notifying us that we are not in compliance with the Nasdaq Listing Rule 5550(b)(1) (“Rule 5550(b)(1)”), which requires companies listed on the Nasdaq Capital Market to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing. In our 2026 Annual Report on Form 10-K, we reported stockholders’ equity of $226,060, and, as of August 4, 2026, we did not meet the alternatives of market value of listed securities or net income from continuing operations, and as a result, we do not currently satisfy the requirements of Rule 5550(b)(1). Nasdaq’s letter has no immediate impact on the listing of our common stock or public warrants, which will continue to be listed and traded on Nasdaq, subject to our compliance with the other continued listing requirements. Nasdaq’s letter provides us with 45 calendar days, or until September 18, 2026, to submit a plan to regain compliance. We believe that our plan to consummate the Proposed Transaction will serve as a basis for our plan to regain compliance. If the plan is accepted, we can be granted up to 180 calendar days from August 4, 2026, or until January 31, 2027, to evidence compliance. There can be no assurance that we will be able to regain compliance with all applicable continued listing requirements or that our plan will be accepted by the Nasdaq staff. In the event the plan is not accepted by the Nasdaq staff, or in the event the plan is accepted and the extension granted but we fail to regain compliance within the plan period, we would have the right to a hearing before an independent panel. The hearing request would stay any suspension or delisting action pending the conclusion of the hearing process and the expiration of any additional extension period granted by the panel following the hearing. We intend to take all reasonable measures available to regain compliance under the Nasdaq Listing Rules and remain listed on Nasdaq. We are currently evaluating our available options to resolve the deficiency and regain compliance with the Nasdaq minimum stockholders’ equity requirement, including by consummating the Proposed Transaction. There can be no assurance that we will be able to consummate the Proposed Transaction. We intend to submit the compliance plan by the deadline set forth in Nasdaq’s letter.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financing reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses we and our independent registered public accounting firms identified are listed below:

●	lack of proper approval processes and review processes and documentation for such reviews;
●	we did not maintain sufficient U.S. GAAP and SEC accounting resources commensurate with those required of a public company; and
●	insufficient number of staff to maintain optimal segregation of duties and levels of oversight.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended July 31, 2026, none of our Section 16 officers adopted Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K of the Exchange Act), and no plans were modified or terminated during such period.

Item 6. Exhibits.

Exhibit Number	Description
1.1	Underwriting Agreement dated June 15, 2022 by and between the Company and The Benchmark Company, LLC (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on June 15, 2022)
2.1+	Merger Agreement, dated June 23, 2026, by and among the Company, Fortitude Mining Holdings, Inc., Fortitude Mining HoldCo, LLC and Cordis Acquisition, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 23, 2026)
2.2+	Amendment No. 1 to Agreement and Plan of Merger, dated July 27, 2026, by and among the Company, Cordis Acquisition, LLC, Fortitude Mining Holdings, Inc. and Fortitude Mining HoldCo, LLC. (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K, filed with the SEC on July 27, 2026).
3.1	Amended and Restated Certificate of Formation of the Company (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed May 17, 2022)
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

4.1	Form of Bridge Warrant (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-1 filed May 17, 2022)
4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-1 filed May 17, 2022)
4.3	Form of $1M Lender Warrant and $1.5M Lender Warrant (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form S-1 filed May 17, 2022)
4.4	Form of Investor Warrant (incorporated by reference to Exhibit 4.7 to our Registration Statement on Form S-1 filed May 17, 2022)
4.5	Representative’s Warrant Agreement issued June 17, 2022 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 23, 2022)
4.6

Warrant Agent Agreement dated June 17, 2022 between the Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed June 23, 2022)

4.7	Form of Certificated Warrant (incorporated by reference to Exhibit 4.10 to Amendment No. 2 to our Registration Statement on Form S-1 filed June 10, 2022)

4.8	Amendment No. 1 to Bridge Warrants dated September 8, 2022 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on September 9, 2022)
4.9	Form of Amendment No. 2 to Bridge Warrants dated February 3, 2023 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on February 3, 2022)
4.10

Form of Amended and Restated Warrant to Purchase Common Stock, as amended through February 3, 2023 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on February 22, 2023)

4.11

Form of Pre-Funded Warrant, issued pursuant to Amendment No. 2 to Warrants to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K/A, filed with the SEC on March 14, 2023)

4.12	Form of Warrant to Purchase Common Stock dated September 7, 2023 (incorporated by reference to Exhibit 4.1 our Current Report on Form 8-K, filed with the SEC on September 7, 2023)
4.13	Form of Pre-Funded Purchase Warrant dated as of September 20, 2023 (incorporated by reference to Exhibit 4.1 our Current Report on Form 8-K, filed with the SEC on September 21, 2023)
4.14	Form of Common Stock Warrant dated September 20, 2023 (incorporated by reference to Exhibit 4.2 our Current Report on Form 8-K, filed with the SEC on September 21, 2023)
4.15	Form of Common Warrant (incorporated by reference to Exhibit 3.17 to our Offering Statement on Form 1-A/A, filed with the SEC on March 3, 2025)
4.16	Form of Selling Agent's Warrant (incorporated by reference to Exhibit 3.18 to our Offering Statement on Form 1-A/A, filed with the SEC on March 3, 2025)
4.17	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to our Offering Statement on Form 1-A/A, filed with the SEC on March 3, 2025)
4.18	Form of Escrow Agreement (incorporated by reference to Exhibit 8.1 to our Offering Statement on Form 1-A/A, filed with the SEC on March 3, 2025)
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

10.19†	Form of Time-Based Vesting Nonstatutory Stock Option Agreement of the Company (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1 filed May 17, 2022)
10.20†	Form of Performance-Based Vesting Nonstatutory Stock Option Agreement of the Company (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1 filed May 17, 2022)
10.21	Form of Registration Rights Agreement by and among the Company and the parties listed as signatories thereto related to the Series C Preferred Stock (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-1 filed May 17, 2022)
10.22	Amendment No. 4 to the $1M Loan and Security Agreement, dated January 24, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on January 24, 2023)
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

10.32	Equity Distribution Agreement, dated as of September 18, 2023 by and between the Company and Maxim Group LLC (incorporated by reference to Exhibit 1.2 to our Registration Statement on Form S-3, filed with the SEC on September 18, 2023)
10.33	Amendment No. 1 to Equity Distribution Agreement dated November 9, 2023 between the Company and Maxim Group LLC (incorporated by referred to Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on November 13, 2023)
10.34	Amendment No. 2 to Equity Distribution Agreement dated November 17, 2023 between the Company and Maxim Group LLC (filed as Exhibit 1.3 on our Current Report on Form 8-K filed with the SEC on November 17, 2023)
10.35	Amendment No. 3 to Equity Distribution Agreement dated August 3, 2025 between the Company and Maxim Group LLC (filed as Exhibit 1.4 on our Current Report on Form 8-K filed with the SEC on August 4, 2025
10.36	Engagement Agreement, dated as of October 17, 2024, by and between the Company and Digital Offering, LLC (incorporated by reference to Exhibit 1.1 to our Offering Statement on Form 1-A/A, filed with the SEC on March 3, 2025)
10.37	Form of Selling Agency Agreement with Digital Offering, by and between the Company and Digital Offering, LLC (incorporated by reference to Exhibit 1.2 to our Offering Statement on Form 1-A/A, filed with the SEC on March 3, 2025)
10.38	First Amendment to Selling Agency Agreement with Digital Offering, by and between the Company and Digital Offering, LLC dated March 10, 2025 (filed as Exhibit 56 to our Quarterly Report on Form 10-Q, filed with the SEC on March 13, 2025)
10.39	Securities Purchase Agreement, dated as of September 20, 2023, by and between the Company and Icahn School of Medicine at Mount Sinai (incorporated by reference to Exhibit 10.1 our Current Report on Form 8-K, filed with the SEC on September 21, 2023)
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

10.45

License: Deep learning for electrocardiograms to identify left heart valvular dysfunction – mitral regurgitation (incorporated by reference to Exhibit 10.7 our Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.46

License: HeartBEiT: Vision Transformers improve diagnostic performance for electrocardiograms (incorporated by reference to Exhibit 10.8 our Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.47

License: Derivation of low Left Ventricular Ejection fraction based on a foundational vision transformer (HeartBEiT) (incorporated by reference to Exhibit 10.9 our Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.48

License: Diagnosis of Hypertrophic Cardiomyopathy using a model derived from a foundational vision transformer (HeartBEiT) (incorporated by reference to Exhibit 10.10 our Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.49

License: Diagnosis of STEMI using a model derived from a foundational vision transformer (HeartBEiT) (incorporated by reference to Exhibit 10.11 our Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.50	License: Electrocardiogram Deep Learning Interpretability Toolbox (incorporated by reference to Exhibit 10.12 our Current Report on Form 8-K, filed with the SEC on September 21, 2023)
10.51	Amendment No. 5 to the $1M Loan and Security Agreement, dated September 29, 2023 (incorporated by reference to Exhibit 10.45 to our Registration Statement on Form S-1 filed October 16, 2023)
10.52

Warrant Amendment, dated November 16, 2023, by and between the Company and Matthews Southwest Holdings, Inc. (filed as Exhibit 10.3 on our Current Report on Form 8-K, filed with the SEC on November 17, 2023)

10.53	Warrant Amendment, dated November 16, 2023, by and between the Company and John Q. Adams (filed as Exhibit 10.4 on our Current Report on Form 8-K, filed with the SEC on November 17, 2023)
10.54

Amendment No. 6 to Loan and Security Agreement by and between the Company and Front Range Ventures LLC dated August 19, 2024 (filed as Exhibit 10.1 on our Current Report on Form 8-K, filed with the SEC on August 19, 2024)

10.55

Amendment No. 7 to Loan and Security Agreement by and between the Company and Front Range Ventures LLC dated September 26, 2025 (filed as Exhibit 10.1 on our Current Report on Form 8-K, filed with the SEC on October 1, 2025).

10.56

No. 2 Amended and Restated Secured Promissory Note by and between the Company and Front Range Ventures LLC dated August 19, 2024 (filed as Exhibit 10.1 on our Current Report on Form 8-K, filed with the SEC on August 19, 2024)

10.57

No. 3 Amended and Restated Secured Promissory Note by and between the Company and Front Range Ventures LLC dated September 26, 2025 (filed as Exhibit 10.2 on our Current Report on Form 8-K, filed with the SEC on October 1, 2025).

10.58†

Employment Agreement by and between the Company and Danielle Watson, dated October 15, 2021 (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1 filed October 16, 2023)

10.59

Note Purchase Agreement, by and between the Company and Streeterville Capital, LLC dated September 6, 2024 (filed as Exhibit 10.1 on our Current Report on Form 8-K, filed with the SEC on September 10, 2024)

10.60	Purchase Note dated September 6, 2024 (filed as Exhibit 10.2 on our Current Report on Form 8-K, filed with the SEC on September 10, 2024)
10.61†	Amendment No. 3 to the HeartSciences Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 on our Current Report on Form 8-K, filed with the SEC on November 28, 2025)
10.62	Form of Indemnification Agreement (filed as Exhibit 10.1 on our Current Report on Form 8-K, filed with the SEC on December 16, 2025).
10.63	Note Purchase Agreement, by and between the Company and Streeterville Capital, LLC dated January 13, 2026 (filed as Exhibit 10.1 on our Current Report on Form 8-K, filed with the SEC on January 13, 2026).
10.64	Promissory Note dated January 13, 2026 (filed as Exhibit 10.2 on our Current Report on Form 8-K, filed with the SEC on January 13, 2026).
10.65*	Amendment dated March 11, 2026 to Promissory Note dated September 6, 2024 issued by the Company to Streeterville Capital, LLC
10.66†	Amendment No. 1 to the Employment Agreement, dated as of June 22, 2026, by and between the Company and Andrew Simpson (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 26, 2026)
10.67†	Notice of Grant and Restricted Stock Award Agreement, dated as of June 22, 2026, by and between HeartSciences and Andrew Simpson (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on June 26, 2026
10.68	Form of Support Agreement between the Company and the parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 23, 2026)
10.69†	Amendment No. 1 to Employment Agreement, dated as of July 7, 2026, by and between the Company and Danielle Watson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 10, 2026)
10.70†	Restricted Stock Units Grant Notice and Restricted Stock Units Agreement, dated as of July 7, 2026, by and between the Company and Danielle Watson (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 10, 2026)
10.71	Subscription Agreement, dated as of August 12, 2026, between the Company and Fortitude Mining Holdings, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith
†	Management contract or compensatory arrangement
+	Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HeartSciences Inc.

Date: September 14, 2026	By:	/s/ Andrew Simpson
	Name:	Andrew Simpson
	Title:	President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)

Date: September 14, 2026	By:	/s/ Danielle Watson
	Name:	Danielle Watson
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)